Form 10-Q
period 2010-03-31
Medbook World, Inc
filed 2010-05-12
CIK 1478259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

                        COMMISSION FILE NUMBER: 000-53850


                               MEDBOOK WORLD, INC.
             (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                                27-1397396
(State of Incorporation)                             (I.R.S. Employer ID Number)

                            1150 Silverado, Suite 204
                           La Jolla, California 92037
                                Tel: 858-459-1133
          (Address and telephone number of principal executive offices)

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

The number of Registrant's shares of common stock, $0.0001 par value, outstanding as of May 9, 2010 was 11,150,000.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2010, prepared by the company, immediately follow.

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                            As of              As of
                                                                           March 31,        November 30,
                                                                             2010               2009
                                                                           --------           --------
ASSETS

Current Assets
  Cash                                                                     $     --           $     --
                                                                           --------           --------
      TOTAL ASSETS                                                         $     --           $     --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                                        $     --           $     --
                                                                           --------           --------
      TOTAL LIABILITIES                                                          --                 --

Stockholders' Equity (Deficit)
  Preferred stock, $.0001 par value 20,000,000 shares authorized, no shares issued or outstanding
  Common stock, $.0001 par value 100,000,000 shares authorized,
   11,150,000 shares issued and outstanding as of 11/30/2009
   and 3/31/10                                                                1,115              1,115
  Additional paid in capital                                                     --                 --
  Deficit accumulated during the development stage                           (1,115)            (1,115)
                                                                           --------           --------
      Total Shareholders' Equity                                                 --                 --
                                                                           --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $     --           $     --
                                                                           ========           ========


                        See Notes to Financial Statements

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                From Inception
                                          Three Months         November 17, 2009
                                              Ended                through
                                            March 31,              March 31,
                                              2010                   2010
                                          ------------           ------------

Revenue                                   $         --           $         --
                                          ------------           ------------
Total Revenue                                       --                     --

Expenses
  Professional Exps                              1,115                  1,115
  General & Admin Exps                              --                     --
                                          ------------           ------------
Operating Expenses                               1,115                  1,115
                                          ------------           ------------

Other Income (Expense)                              --                     --
                                          ------------           ------------

Net Income (Loss)                         $     (1,115)          $     (1,115)
                                          ============           ============

Basic and diluted earning
 (Loss) per Share                                (0.00)
                                          ------------
Weighted average number of
 common shares outstanding                  11,150,000



                        See Notes to Financial Statements

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           From Inception
                                                         Three Months     November 17, 2009
                                                             Ended            through
                                                           March 31,          March 31,
                                                             2010               2010
                                                           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                        $ (1,115)          $ (1,115)
                                                           --------           --------
NET CASH PROVIDED BY (USED IN) OPERATIONS                    (1,115)            (1,115)
                                                           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                        --                 --
                                                           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common Stock Issuance                                       1,115              1,115
                                                           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,115              1,115
                                                           --------           --------

NET INCREASE (DECREASE)                                      (1,115)            (1,115)
                                                           --------           --------
CASH BEGINNING OF PERIOD                                         --                 --
                                                           --------           --------

CASH END OF PERIOD                                         $     --           $     --
                                                           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                            $     --           $     --
                                                           --------           --------
  Income taxes paid                                        $     --           $     --
                                                           --------           --------


                        See Notes to Financial Statements

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
                                   (unaudited)


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

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
                                   (unaudited)


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

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
                                   (unaudited)


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

COMMON STOCK: As of March 31, 2010, there were a total of 11,150,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at March 31, 2010.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of March 31, 2010 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
                                   (unaudited)


NOTE 5 - EARNINGS PER SHARE

The computation of earnings per share for the period ended March 31, 2010 is as follows:

     INCOME/LOSS PER COMMON SHARE, BASIC
       Numerator        Net income (loss)                   $    (1,115)
       Denominator      Weighted-average shares              11,150,000
                                                            -----------
           Net loss per common share                        $   (0.0001)
                                                            ===========

For the period from inception (November 17, 2009) to March 31, 2010 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

NOTE 6. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on November 17, 2009.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office space and services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
                                   (unaudited)


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

NOTE 9. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended March 31, 2010.

NOTE 10. SUBSEQUENT EVENTS

There are no events subsequent to March 31, 2010 to report.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2010 we had no assets and no liabilities and we had an accumulated deficit of $1,115. As of November 30, 2009, our last audit date, we also had no assets and no liabilities and we had an accumulated deficit of $1,115. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the period ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 1A. RISK FACTORS

     There have been no material changes to the risks to our business from those described in our initial Form 10 filing as filed with the SEC on December 11, 2009, and the subsequent amendments thereto.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On March 1, 2010 the Issuer caused a Form 8-K to be filed with the Securities and Exchange Commission reporting on Item 5.01, Change in Control of Registrant; Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers; and Item 8.01, Other Events. The full text of this Form 8-K is posted on EDGAR at the SEC's website: www.sec.gov.

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

Date: May 10, 2010                 MEDBOOK WORLD, INC.


                                   By: /s/ Daniel C. Masters
                                       ---------------------------------
                                       Daniel C. Masters
                                       President, CEO and Director


                                   By: /s/ Anthony Turnbull
                                       ---------------------------------
                                       Anthony Turnbull
                                       CFO, Secretary, and Director