Form 10-Q
period 2010-06-30
Medbook World, Inc
filed 2010-08-16
CIK 1478259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [X] No [ ]

The number of Registrant's shares of common stock, $0.0001 par value, outstanding as of August 13, 2010 was 11,150,000.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2010, prepared by the company, immediately follow.

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                            As of               As of
                                                                           June 30,          November 30,
                                                                             2010               2009
                                                                           --------           --------
ASSETS

Current Assets
  Cash                                                                     $     --           $     --
                                                                           --------           --------
      Total Assets                                                         $     --           $     --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                                        $     --           $     --
                                                                           --------           --------
      TOTAL LIABILITIES                                                          --                 --

Stockholders' Equity (Deficit)
  Preferred stock, $.0001 par value 20,000,000 shares authorized, no shares issued or outstanding
  Common stock, $.0001 par value 100,000,000 shares authorized,
   11,150,000 shares issued and outstanding as of 11/30/2009
   and 6/30/10                                                                1,115              1,115
  Additional paid in capital                                                     --                 --
  Deficit accumulated during the development stage                           (1,115)            (1,115)
                                                                           --------           --------
      Total Shareholders' Equity                                                 --                 --
                                                                           --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $     --           $     --
                                                                           ========           ========


                        See Notes to Financial Statements

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                 From Inception
                                                           Three Months         November 17, 2009
                                                              Ended                 through
                                                             June 30,               June 30,
                                                               2010                   2010
                                                           ------------           ------------
Revenue                                                    $         --           $         --
                                                           ------------           ------------
Total Revenue                                                        --                     --

Expenses
Professional Exps                                                    --                  1,115
General & Admin Exps                                                 --                     --
                                                           ------------           ------------
Operating Expenses                                                   --                  1,115
                                                           ------------           ------------

Other Income (Expense)                                               --                     --
                                                           ------------           ------------

Net Income (Loss)                                          $         --          $     (1,115)
                                                           ============           ============

Basic and diluted earning (Loss) per Share                        (0.00)
                                                           ------------

Weighted average number of common shares outstanding         11,150,000


                        See Notes to Financial Statements

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                            From Inception
                                                         Three Months      November 17, 2009
                                                            Ended              through
                                                           June 30,            June 30,
                                                             2010                2010
                                                           --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                        $     --           $ (1,115)
                                                           --------            --------
NET CASH PROVIDED BY (USED IN) OPERATIONS                        --             (1,115)
                                                           --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                        --                  --
                                                           --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common Stock Issuance                                          --               1,115
                                                           --------            --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        --               1,115
                                                           --------            --------

NET INCREASE (DECREASE)                                          --              (1,115)
                                                           --------            --------

CASH BEGINNING OF PERIOD                                         --                  --
                                                           --------            --------

CASH END OF PERIOD                                         $     --            $     --
                                                           ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                              $     --            $     --
                                                           --------            --------
Income taxes paid                                          $     --            $     --
                                                           --------            --------


                        See Notes to Financial Statements

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010
                                   (unaudited)


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

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010
                                   (unaudited)


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

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010
                                   (unaudited)


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

COMMON STOCK: As of June 30, 2010, there were a total of 11,150,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at June 30, 2010.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2010 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010
                                   (unaudited)


NOTE 5 - EARNINGS PER SHARE

The computation of earnings per share for the three month period ended June 30, 2010 is as follows:

     INCOME/LOSS PER COMMON SHARE, BASIC
       Numerator        Net income (loss)                   $        --
       Denominator      Weighted-average shares              11,150,000
                                                            -----------
           Net loss per common share                        $     (0.00)
                                                            ===========

For the period from inception (November 17, 2009) to June 30, 2010 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

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

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010
                                   (unaudited)


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

NOTE 9. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended June 30, 2010.

NOTE 10. SUBSEQUENT EVENTS

There are no events subsequent to June 30, 2010 to report as of the date of this filing.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2010 we had no assets and no liabilities and we had an accumulated deficit of $1,115. As of November 30, 2009, our last audit date, we also had no assets and no liabilities and we had an accumulated deficit of $1,115. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the period ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2010              MEDBOOK WORLD, INC.


                                   By: /s/ Daniel C. Masters
                                       ------------------------------------
                                       Daniel C. Masters
                                       President, CEO and Director


                                   By: /s/ Anthony R. Turnbull
                                       ------------------------------------
                                       Anthony R. Turnbull
                                       CFO, Secretary, and Director