Form 10-K
period 2010-09-30
Medbook World, Inc
filed 2011-01-03
CIK 1478259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number: 000-53850

                               MEDBOOK WORLD, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                                27-1397396
(State or Incorporation)                               (I.R.S. Employer Id. No.)

1150 Silverado, Ste. 204, La Jolla, CA  92037               (858) 459-1133
  (Address of principal executive offices)       (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
                                (Title of Class)

Indicate by check mark if MedBook World, Inc. (MedBook) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes [ ] No [X]

Indicate by check mark if MedBook is not required to file reports pursuant to
Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [ ] No
[X]

Indicate by check mark whether MedBook (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that MedBook was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of MedBook's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether MedBook is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether MedBook is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

The aggregate market value of MedBook's common stock held by non-affiliates of MedBook as of the last business day of MedBook's most recently completed fiscal quarter (September 30, 2010) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to September 30, 2010). For this purpose, all of MedBook's officers and directors and their affiliates were assumed to be affiliates of MedBook.

There were 11,150,000 shares of MedBook's common stock outstanding as of December 21, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                               MEDBOOK WORLD, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED SEPTEMBER 30, 2010

                                      INDEX

PART I
Item 1    Business                                                             1
Item 1A   Risk Factors                                                         4
Item 2    Properties                                                          10
Item 3    Legal Proceedings                                                   10
Item 4    Submission of Matters to a Vote of Security Holders                 10

PART II
Item 5    Market for Common Equity, Related Stockholder Matters, and Issuer
          Purchases of Equity Securities                                      10
Item 6    Selected Financial Data                                             12
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                            12
Item 7A   Quantitative and Qualitative Disclosure About Market Risk           13
Item 8    Financial Statements and Supplementary Data                         13
Item 9A   Controls and Procedures                                             24
Item 9B   Other Information                                                   24

PART III
Item 10   Directors, Executive Officers, and Corporate Governance             24
Item 11   Executive Compensation                                              25
Item 12   Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     26
Item 13   Certain Relationships and Related Transactions and Director
          Independence                                                        26
Item 14   Principal Accounting Fees and Services                              27

PART IV
Item 15   Exhibits and Financial Statement Schedules                          27

SIGNATURES                                                                    28

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND OF THE ISSUER AND ITS PREDECESSOR

     MedBook World, Inc. ("the Company" or "the Issuer" or "Journal") was organized under the laws of the State of Delaware on November 17, 2009 as part of the implementation of the Chapter 11 plan of reorganization of AP Corporate Services, Inc. ("AP").

     AP was incorporated in the State of Nevada in 1997 and was formed to provide a variety of services to small, entrepreneurial businesses. These services included business planning, market research, accounting advice, incorporation and resident agent services. Between 1997 and 1999 AP's business focus changed. In addition to providing business services, AP began to own and develop businesses related to the medical professions. In 1999 AP organized MedBook World, LLC with the intent of offering and selling medical books through mail order catalogues and on line. Agreements were entered with various publishers and wholesalers establishing MedBook as a book retailer, but relatively few books were actually sold and all sales agreements terminated prior to AP's bankruptcy filing in 2008. Progress in developing the business was slow because most of AP's financial resources were directed at maintaining another subsidiary, Radiology.com, Inc., a Virginia based MRI center. Radiology.com had a significant patient flow and gross revenues but also large loses. Ultimately these losses led to the bankruptcy of AP, to AP's inability to fully develop the business of MedBook World, and to AP's loss of its interests in Radiology.com in the bankruptcy.

     AP filed for Chapter 11 Bankruptcy in September 2008 in the U.S. Bankruptcy Court for the Central District of California. AP's plan of reorganization was confirmed by the Court and became effective on January 4, 2009. This plan of reorganization provided, among other things, for the incorporation of the Issuer so that shares in it could be distributed to the bankruptcy creditors. The plan also provided for the transfer to the Issuer of any interest which AP and/or MedBook World LLC had in the development of a mail order and on line medical bookseller.

DESCRIPTION OF CURRENT BUSINESS

     The Company's two officers and directors (there are no plans for additional officers or directors) have determined that the Company lacks the resources to properly develop the business of selling medical books and publications through mail order catalogues and on line. Therefore, the Company's two officers and directors have determined to seek a merger or an acquisition with a larger, better capitalized entity which will accomplish the plan as ordered by the
Court: "to enhance the distribution to creditors" and bring greater value to our shareholders. Therefore, as of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets. As a shell company, our purpose at this time, described more fully below, is to negotiate a business agreement or combination with a larger entity which will bring greater value to our shareholders. As of the date hereof, we have not identified any potential merger or acquisition partner.

     The Company's two officers and directors (there are no plans for additional officers or directors) believe that a potential merger or acquisition target will be a business which seeks the benefits of our shareholder base or status as a reporting issuer. The Company's two officers and directors will not restrict its search to any specific industry or geographical location. The Company's two officers and directors anticipate that the Company may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to expand into new products or markets, to develop a new product, or to utilize the public marketplace in order to raise additional capital. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our discretion to search for and enter into potential business opportunities.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky due to general economic conditions, rapid changes in the business environment, and shortages of available capital. The Company's two officers and directors believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act, but this is by no means certain.

     It is our present intent to continue to comply with all of the reporting requirements under the 1934 Act. The Company's two officers and directors, Daniel Masters and Anthony Turnbull, have agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that they are officers and directors of the Company when the obligation is incurred. These officers have not, as of the date hereof, set a maximum dollar amount that they are willing to provide to the Company.

     It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, the Company's two officers and directors will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which the two officers and directors have for repayment of these loans will be from a prospective merger or acquisition candidate.

ACQUISITION OF OPPORTUNITIES

     The two officers and directors of the Company (there are no plans for additional officers or directors) will seek out business combination opportunities through their personal business contacts. Our President regularly attends meetings of the National Investment Banking Association, the Southern California Investment Association, the Los Angeles Venture Association, and similar groups where businesses seeking to expand and investors and related professionals (e.g. consultants, accountants, and attorneys) meet in hopes of working together. The two officers and directors of the Company will not be limited in their search to these groups but believe that these groups will provide a networking platform from which to seek business combination opportunities.

     In implementing a structure for a particular business venture, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of an agreement, it is probable that the present two officers and directors and the shareholders of the Company will no longer be in control of the Company. In addition, and especially if there is a business combination, our two directors may, as part of the terms of the acquisition or merger, resign and be replaced by new directors without a vote of our shareholders or may sell their stock in the Company.

     It is anticipated that any securities issued by our Company in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. It is anticipated that it will also be a method of taking a private company public known as a "back door" 1934 Act registration procedure.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of verifying revenue and bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     It is our present intent that we will not submit a potential merger, acquisition, or similar reorganization to our shareholders for approval. We are incorporated under the laws of Delaware and Delaware's General Corporation Law,
Section 228, provides that "...any action required by this chapter to be taken at any annual or special meeting of stockholders of a corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted..." Delaware's General Corporation Law, Section 228, also provides that "Prompt notice of the taking of the corporate action without a meeting... shall be given to those stockholders or members who have not consented in writing..."

     Our President, Daniel Masters, owns 89.7% of our issued and outstanding shares of stock; thus his written consent to a potential merger or acquisition constitutes more than the minimum number of votes necessary to authorize such a reorganization under Delaware law. Prompt notice of any such action will be filed with the Securities and Exchange Commission on Form 8-K and also on Forms PREM14C and DEFM14C and copies of these filings will be sent by first class mail, postage pre-paid, to each of our shareholders.

     Our present intent is that we will not enter into a business combination agreement with an entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. These rules are intended to protect investors by deterring fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we are required to include that information that is normally reported by a company in its original Form 10.

     We do not intend to hire an investment banker, a business broker, or a similar professional specializing in business acquisitions. Once a potential acquisition has been identified we do intend to hire an attorney experienced in business acquisitions to prepare or review the merger or acquisition agreements and documents. Because we have no capital with which to pay legal fees our President, Daniel Masters, has agreed to pay these fees with personal funds, as an interest free loan to the Company or as a capital contribution. However, this is a voluntary agreement; Mr. Masters is not contractually obligated to pay this expense.

ACCOUNTING IN THE EVENT OF A BUSINESS COMBINATION

     Future business combinations will be recorded in accordance with the FASB Accounting Standards Codification 805 (ASC 805).

     We have been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

REPORTING ISSUER STATUS

     The Company chose to become a reporting company on a voluntary basis because one attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. In addition, we became a reporting company to enhance investor protection and to provide information if a trading market commences. Only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators are permitted to be quoted on the OTC Bulletin Board System.

      Based upon our proposed future business activities, it is possible that we may be deemed a "blank check" company (see "Risk Factors"). The Securities and Exchange Commission definition of such a company is a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and is issuing "penny stock."

     A "penny stock" security is any equity security other than a security (i) that is a reported security (ii) that is issued by an investment company (iii) that is a put or call issued by the Option Clearing Corporation (iv) that has a price of $5.00 or more (except for purposes of Rule 419 of the Securities Act of 1933, as amended) (v) that is registered on a national securities exchange (vi) that is authorized for quotation on the NASDAQ Stock Market, unless other provisions of the defining rule are not satisfied, or (vii) that is issued by an issuer with (a) net tangible assets in excess of $2,000,000, if in continuous operation for more than three years or $5,000,000 if in operation for less than three years or (b) average revenue of at least $6,000,000 for the last three years.

     Our stock will likely be deemed a "penny stock."

ITEM 1A. RISK FACTORS

     Our business is subject to numerous risk factors, including the following:

1.   We have no operating history and no revenues or earnings from operations.

     We have no assets. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business entity. There is no assurance that we can identify such a business entity and consummate such an agreement or combination.

2.   We may not be able to continue to operate as a going concern.

     Our auditor has expressed the opinion that we may not be able to continue as a going concern. His opinion letter and the notation in the financial statements indicate that we do not have revenues, cash reserves, or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We may become insolvent if we are unable to pay our debts in the ordinary course of business as they become due.

3.   Our proposed plan of operation is speculative.

     The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the business opportunity which we identify, if any is identified. While our two officers and directors intend to seek business agreement(s) or combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business agreement or combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

4.   We face intense competition for business combination opportunities.

     We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

5. We have no agreements for a business combination or licensing transaction and have established no standards for such transactions.

     We have no arrangement, agreement or understanding with respect to entering into an agreement or engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business transaction. Our two officers and directors have not identified any particular business for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business transaction in any form with such business opportunity. Accordingly, we may enter into a business agreement or a business combination with a business having no significant operating history, losses, limited potential or no potential for earnings, limited assets, negative net worth or other negative characteristics.

6. Our success is dependent on our two officers and directors who have other full time employment, have limited experience, and will only devote limited time (part time) to working for the Company, all of which makes our future even more uncertain.

     Daniel Masters is the President and Chief Executive Officer of the Issuer, and Anthony Turnbull is the Secretary and Treasurer and Chief Financial Officer of the Issuer. These are the only offices and directors of the Company. Both Mr. Masters and Mr. Turnbull will serve without pay while maintaining other employment. As of the date hereof, each is devoting no more than one to five hours per week to the affairs of the Company. Notwithstanding the limited availability of our two officers, loss of the services of either officer would adversely affect development of our business and its likelihood of continuing in operation.

7. Our two officers and directors may have a conflict of interest in selecting a merger or acquisition target because of loans they may make to our Company.

     As noted above, the Company's two officers and directors have agreed that they will pay the Company's anticipated operating expenses with their personal funds, making interest free loans to the Company or capital contributions. If they make interest free loans to the Company, the only opportunity they will have for repayment of these loans will be from a prospective merger or acquisition candidate. This may result in a conflict of interest in selecting a merger candidate as the officers may prefer a candidate which will repay their loans over one which will not.

8. The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

     Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

     In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

9. An acquisition could create a situation wherein we would be required to register under The Investment Company Act of 1940 and thus be required to incur substantial additional costs and expenses.

     Although we will be subject to regulation under the 1934 Act, our two officers and directors believe the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

10. A merger, acquisition, or similar agreement would most likely be exclusive, resulting in a lack of diversification.

     Our two officers and directors anticipate that the Company may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

11. Our two officers/directors most likely will not remain after we complete a business combination or will have little power to influence the direction of business development.

     A business combination will, in all likelihood, result in management of the acquired business determining the timing and funding of our development. Our two officers and directors will have little to do except monitor business activity, if they remain in management at all. A business combination involving the issuance of our Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our two officers and directors to sell or transfer all or a portion of the Company's Common Stock held by them, and/or resign as members of the Board of Directors. The resulting change in our control could result in removal of one or both present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

12. If we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

     If we enter a business combination with a private concern, that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

13. As a shell company, we face substantial additional adverse business and legal consequences if we enter a business combination.

     We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, conditions and restrictions imposed by underwriters, and the costs to comply with various state ("Blue Sky") securities laws.

     On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing must be made within four days of the acquisition and the Form 8-K filing may be reviewed by the Securities and Exchange Commission. The prospects of certain disclosures, or the lack of the ability to issue securities using a Form S-8, or the requirement of audited financial statements, or the unwillingness to assume the significant costs of compliance, may make an otherwise appropriate acquisition target unwilling to enter a business combination with us.

14. The requirement of audited financial statements may disqualify some business opportunities seeking a business combination with us.

     Our two officers and directors believe that any potential business combination opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

15. One of our officers is also our principal shareholder and he will be able to approve all corporate actions without shareholder consent and will control our Company.

     Our principal shareholder, Daniel Masters, currently owns approximately 89.7% of our Common Stock. Because of this, he will have the controlling vote in all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, he is now the Company's President and one of its two officers and directors. Because he is the majority shareholder, he will be able to elect all of the members of our board of directors, allowing him to exercise significant control of our affairs and management. In addition, he may transact corporate business requiring shareholder approval, including approval of the acquisition of, or merger with, an operating company, by written consent, without soliciting the votes of other shareholders.

16. Our Common Stock may never be publicly traded and holders may have no ability to sell their shares.

     There is no established public trading market for our shares of Common Stock, and there is no assurance that our Common Stock will be accepted for listing on the OTC Bulletin Board or in any other trading system in the future.

     There can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell the shares. Accordingly, you should be able to bear the financial risk of losing your entire investment.

     Only market makers can apply to quote securities. A market maker who desires to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority ("Finra") Bylaws. The OTC Bulletin Board will not charge us a fee for being quoted on the service. Finra rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. Finra will review the market maker's application (unless an exemption is applicable). If cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain Finra rules and Rule 15c2-11 have been considered by Finra. Furthermore, the clearance should not be construed by any investor as indicating that Finra, the Securities and Exchange Commission, or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

     The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

17. If our Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our Common Stock.

     The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

18. Our shareholders may face significant restrictions on the resale of our Common Stock due to state "blue sky" laws or if we are determined to be a "blank check" company.

     There are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. We are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

     Current shareholders, and persons who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

     Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our majority shareholder, because he received stock at a price of $.0001 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

        (a) Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

        (b) Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

        (c) Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

        (d) Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

        (e) Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

        Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others. Specific limitations on such offerings have been adopted in:

                Alaska             Nevada              Tennessee
                Arkansas           New Mexico          Texas
                California         Ohio                Utah
                Delaware           Oklahoma            Vermont
                Florida            Oregon              Washington
                Georgia            Pennsylvania
                Idaho              Rhode Island
                Indiana            South Carolina
                Nebraska           South Dakota

     Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

     We do not have any legal opinions as it relates to whether we are a blind pool or blank-check company. The Securities and Exchange Commission have adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant... has a specific business plan, in an effort to avoid the application of Rule 419." Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company. We have never filed a registration statement under the Securities Act of 1933, as amended.

     If we are later determined to be a so-called "blank check" company, it would be necessary for the Company to file a registration statement under the Securities Act of 1933, as amended, prior to the resale of the Common Stock, unless there exists a transactional or security exemption for such sale under the Securities Act of 1933, as amended or under Title 11 of the U.S. Code. Current shareholders and persons who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that we are under no obligation to register the shares on behalf of our shareholders under the Securities Act of 1933, as amended.

     The Company's officers, directors and majority shareholder have expressed their intentions not to engage in any transactions with respect to the Company's Common Stock except in connection with or following a business combination resulting in us no longer being defined as a blank check issuer. Any transactions in our Common Stock by said shareholders will require compliance with the registration requirements under the Securities Act of 1933, as amended.

19. Our Common Stock will be subject to significant restriction on resale due to federal penny stock restrictions.

     The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements will have the effect of reducing the level of trading activity in any secondary market for our stock, and accordingly, shareholders of our Common Stock will find it difficult to sell their securities, if at all.

ITEM 2. PROPERTIES

     We presently utilize office space at 1150 Silverado, Suite 204, La Jolla, California. This space is provided to the Company by our president on a rent free basis, and it is anticipated that this arrangement will continue for the next twelve months or until a merger target is identified, whichever occurs sooner.

ITEM 3. LEGAL PROCEEDINGS

     There is no litigation, pending or threatened, by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the period ended September 30, 2010.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     There is no trading market for our Common Stock at present and there has been no trading market since inception. We do have a trading symbol however there is no posted quote and no trades have taken place.

HOLDERS

     As of September 30, 2010, there were approximately 96 stockholders of record holding our common stock.

DIVIDENDS

     We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. We have had no earnings from which to pay dividends to date and we anticipate that there will be no earnings prior to a business combination and possibly no earnings after a business combination.

RECENT SALES OF UNREGISTERED SECURITIES

     (a) Securities issued in bankruptcy.

     On November 17, 2009 1,085,000 shares of our common stock were distributed to 93 shareholders by order of the U.S. Bankruptcy Court for the Central District of California as part of the confirmed Plan of Reorganization of AP Corporate Services, Inc. (the "Debtor"). The Court ordered the incorporation of the Issuer, the assignment to it of plans to establish a publication retailer, and ordered the Issuer's securities to be distributed to creditors of the Debtor in partial satisfaction of their claims against the Debtor and in order to enhance the creditors' opportunity for recovery.

     Also on November 17, 2009 5,000,000 warrants to purchase shares of our common stock were distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization. The warrants consist of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $5.00. All warrants are currently exercisable and may be exercised at any time prior to January 4, 2014.

     The issuance of the 1,085,000 shares of common stock and the 5,000,000 warrants to purchase a total of 5,000,000 shares of common stock were issued in exchange for claims against the estate of AP Corporate Services, Inc. and were exempt from registration under the Securities Act of 1933, as amended, because they were issued under section 1145 of the Bankruptcy Code (Title 11 of the U.S.
Code). In addition, we may have also relied upon section 3(a)(7) of the Securities Act of 1933 as a transaction ordered by a court as part of a bankruptcy reorganization.

     (b) Securities issued in a private placement.

     On November 17, 2009 the Company issued 10,065,000 restricted shares of its common stock to its two officers and its attorney, all at par value (0.0001 per share) for total consideration of $1,007. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuance. We believed that
Section 4(2) was available because:

     - The issuance involved no underwriter, underwriting discounts or commissions;
     -    We placed restrictive legends on all certificates issued;
     -    No sales were made by general solicitation or advertising;
     -    Sales were made only to accredited investors.

     In connection with the above transactions, we provided the following to the investor:

     -    Access to all our books and records.
     - Access to all material contracts and documents relating to our operations.

     - The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

STOCK SPLITS

     We have never authorized a stock split or reverse stock split.

REPURCHASES

     We have never repurchased any shares of our common stock, nor were any repurchases made on our behalf, nor have any future repurchases been authorized.

ITEM 6. SELECTED FINANCIAL DATA

     The following balance sheet data and statement of operations data for the periods ended September 30, 2010 and November 30, 2009 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

                                            Sept 30, 2010        Nov 30, 2009
                                            -------------        ------------

Statement of Operations Data
Revenues                                            0                   0
Expenses                                        2,500               1,115
(Net Loss)                                     (2,500)             (1,115)
Loss per share Basic & Diluted                  (0.00)              (0.00)

Balance Sheet Data
Cash                                                0                   0
Total Assets                                        0                   0
Liabilities                                     2,500                   0
Stockholders' Equity                                0                   0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to help you understand our financial condition and results of operations for the periods ended September 30, 2010 and November 30, 2009. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under
Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2010 we had no assets and liabilities of $2,500 and we had an accumulated deficit of $3,615. As of November 30, 2009, our last audit date, we had no assets and no liabilities and we had an accumulated deficit of $1,115. The increase in loss was a result of professional fees of $2,500 and the increase in liabilities in the same amount resulted from a loan from our president to pay those professional fees. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers to meet any de minimis costs that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. Pursuant to this agreement our president loaned the Company $2,500 to pay for professional fees incurred. All such advances are interest-free.

RESULTS OF OPERATIONS

     The Company has no current operations and does not have any revenues or earnings from operations. Moreover, the Company has had no operations and no revenues since its inception on November 17, 2009, and no operations will develop unless and until the Company is successful in its plan to merge with or acquire an operating business.

GOING CONCERN.

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

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     The Company has no contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management believes that the Company bears no direct market risk. The Company holds no debt or equity securities, no foreign currencies, and has no credit facility. Management of the Company has agreed to extend loans to the Company as needed to meet obligations, however these will be interest free. The Company has not made any sales, purchases, or commitments with foreign entities which would expose it to currency risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Immediately following please see MedBook World, Inc's.:

          Report Of Independent Registered Public Accounting Firm
          Balance Sheets
          Statement of Operations
          Statement of Changes in Stockholders' Equity
          Statement of Cash Flows
          Notes to Financial Statements

                               Stan J.H. Lee, CPA
             2160 North Central Rd. Suite 203 * Fort Lee * NJ 07024
                  P.O. Box 436402 * San Ysidro * CA 92143-9402
             619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MEDBOOK WORLD, INC.
(A Development Stage Company)

We have audited the accompanying balance sheet of MEDBOOK WORLD, INC. as at September 30, 2010 and November 30, 2009 and the related statements of operation, shareholders' deficit and cash flows for the year then ended and period from November 17, 2009 (inception) to November 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEDBOOK WORLD, INC. as of September 30, 2010 and November 30, 2009, and the results of its operation and its cash flows for the aforementioned periods in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has not established any source of revenue to cover its operating costs and losses from operations raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stan J.H. Lee, CPA
----------------------------------
Stan J.H. Lee, CPA
November 15, 2010
Fort Lee, NJ

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                            As of            As of
                                                                        Sept 30, 2010     Nov. 30, 2009
                                                                        -------------     -------------
ASSETS

Current Assets
  Cash                                                                     $    --           $    --
                                                                           -------           -------
      TOTAL ASSETS                                                              --                --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                                          2,500                --
                                                                           -------           -------
      TOTAL LIABILITIES                                                      2,500                --

Stockholders' Equity (Deficit)
  Preferred stock, $.0001 par value 20,000,000 shares authorized, no shares issued or outstanding
  Common stock, $.0001 par value 100,000,000 shares authorized,
   11,150,000 shares issued and outstanding as of 11/30/2009
   and 9/30/2010                                                           $ 1,115           $ 1,115
  Additional paid in capital                                                    --                --
  Deficit accumulated during The development stage                          (3,615)           (1,115)
                                                                           -------           -------
      Total Shareholders' Equity                                                --                --
                                                                           -------           -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $    --           $    --
                                                                           =======           =======


                        See Notes to Financial Statements

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                               From Inception
                                                                                Nov. 17, 2009
                                   Period Ended           Period Ended             through
                                     Sept 30,                Nov 30,               Sept 30,
                                       2010                   2009                   2010
                                   ------------           ------------           ------------
Revenue                            $         --           $         --           $         --
                                   ------------           ------------           ------------
Total Revenue                                --                     --                     --

Expenses
  Professional Exps                       2,500                  1,115                  3,615
  General & Admin Exps                       --                     --                     --
                                   ------------           ------------           ------------
Operating Expenses                        2,500                  1,115                  3,615
                                   ------------           ------------           ------------

Other Income (Expense)                       --                     --                     --
                                   ------------           ------------           ------------

Net Income (Loss)                        (2,500)                (1,115)                (3,615)
                                   ============           ============           ============

Basic and diluted earning
 (Loss) per Share                         (0.00)                 (0.00)
                                   ------------           ------------

Weighted average number
 of common shares
 outstanding                         11,150,000             11,150,000


                        See Notes to Financial Statements

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 From inception Nov. 17, 2009 to Sept. 30, 2010

                                                                            Accumulated
                                                              Additional     During the        Total
                                       Common Stock            Paid-in      Development    Stockholders
                                   Shares         Amount       Capital         Stage          Equity
                                   ------         ------       -------         -----          ------
Common Stock Issued Per Court
 Order Nov 17, 2009              1,085,000       $   108       $     0       $      0        $    108

Common Stock Issued To
 Officers Nov 17, 2009          10,065,000         1,007             0                          1,007

Net loss for period
Ended Nov. 30, 2009                                                            (1,115)         (1,115)
                                ----------       -------       -------       --------        --------

Balance, Nov 30, 2009           11,150,000         1,115             0         (1,115)             --
                                ==========       =======       =======       ========        ========
Net loss for year
Ended Sept. 30, 2010                                                           (2,500)         (1,115)
                                ----------       -------       -------       --------        --------

Balance, Sept 30, 2010          11,150,000       $ 1,115       $     0       $ (3,615)       $ (3,615)
                                ==========       =======       =======       ========        ========


                        See Notes to Financial Statements

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                      From Inception
                                                                                       Nov. 17, 2009
                                                    Period Ended      Period Ended        through
                                                      Sept 30,           Nov 30,          Sept 30,
                                                        2010              2009              2010
                                                       -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                    $(2,500)          $(1,115)          $(1,115)
                                                       -------           -------           -------
  Adjustments to reconcile net income (loss) to
   net cash (used in) operations                            --                --                --
  Changes in operating assets and liabilities               --                --                --

NET CASH PROVIDED BY (USED IN) OPERATIONS               (2,500)           (1,115)           (3,615)
                                                       -------           -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                   --                --                --
                                                       -------           -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common Stock Issuance                                     --             1,115             1,115
                                                       -------           -------           -------
LOANS FROM OFFICER                                       2,500                --             2,500

NET CASH PROVIDED BY FINANCING ACTIVITIES                2,500             1,115             3,615
                                                       -------           -------           -------
NET INCREASE (DECREASE)                                 (2,500)           (1,115)           (3,615)
                                                       -------           -------           -------
CASH BEGINNING OF PERIOD                                    --                --                --
                                                       -------           -------           -------

CASH END OF PERIOD                                     $    --           $    --           $    --
                                                       =======           =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                          $    --           $    --           $    --
                                                       -------           -------           -------
Income taxes paid                                      $    --           $    --           $    --
                                                       -------           -------           -------


                        See Notes to Financial Statements

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010


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

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010


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

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010


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

COMMON STOCK: As of September 30, 2010, there were a total of 11,150,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at November 17, 2009 and also at September, 30, 2010.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of September, 30, 2010 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010


NOTE 5 - EARNINGS PER SHARE

The computation of earnings per share for the period ended September, 30, 2010 is as follows:

     INCOME/LOSS PER COMMON SHARE, BASIC
       Numerator        Net income (loss)           $    (2,500)
                                                    -----------
       Denominator      Weighted-average shares      11,150,000
                                                    ===========
       Net loss per common share                    $   (0.0002)
                                                    ===========

For the period from inception (November 17, 2009) to Septermber 30, 2010 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

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

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010


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

NOTE 9. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended September 30, 2010.

NOTE 10. SUBSEQUENT EVENTS

There are no events subsequent to September 30, 2010 to report as of the date of this filing.

ITEM 9A. CONTROLS AND PROCEDURES

     We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 and concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

     This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

     Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), or any other factors during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     The current members of our board of directors are as follows:

     Name of Director       Age          Year First Became a Director
     ----------------       ---          ----------------------------
     Daniel Masters         65               Member since 2009

     Anthony Turnbull       66               Member since 2009

PRINCIPAL OCCUPATIONS DURING AT LEAST THE PAST FIVE YEARS AND CERTAIN DIRECTORSHIPS

     Daniel Masters, age 65, has been a director and President and CEO of the Issuer since March 1, 2010. Since 2002 Mr. Masters has practiced business law with an emphasis on corporate reorganizations and Chapter 11 bankruptcies. Before establishing his current law practice Mr. Masters served as an independent investment banker and corporate finance consultant from 1990 to 2002. Between 1978 and 1989 he worked as an investment banker with L.F. Thompson & Co., and at Capital Technology Group and as Vice President for Finance with the Trilon Group, a private holding company with over a billion dollars in assets. Prior to 1978 Mr. Masters held positions as a legislative aid on the staff of the U.S. Congress and as executive assistant to the President of the University of California. Mr. Masters received his Bachelor's Degree (A.B.) from Harvard University and a Juris Doctorate (J.D.) from Thomas Jefferson School of Law where he served on the Editorial Board of the Law Review. He is an Adjunct Professor of Law at Thomas Jefferson School of Law where he teaches bankruptcy.

     Anthony Turnbull, age 66, has been a Director and the Secretary, Treasurer and CFO of the Issuer since its incorporation. He holds an MBA and is a CPA with experience in financial management, manufacturing accounting, management reporting, payroll, and taxation. Since 2007 he has been CFO of KOJO Worldwide a $52,000,000 upholstery and bedding manufacturing company selling to major hotels in the US and Mexico. In 2006 - 2007 he was CFO of Countryside Hospice Care, a hospice company with branches in Georgia and Alabama, and in 2004 - 2005 he was CFO of Prolong Super Lubricants, an $8,000,000 manufacturing company. From 2001 to 2004 he was Vice President Finance of Molecular Imaging Corporation, a $21,000,000 molecular imaging service company serving more than 75 hospitals throughout the US. Prior to 2001 he served as CFO to Casa de las Campanas, McCain Traffic Supply, Inc., Ride Manufacturing, Inc. and Kuma Sport, Inc. He has also held accounting positions with Stauffer Chemicals, General Foods, Kraft Foods, Commonwealth Bank in Sydney, Australia and Midland Bank Limited in London, England.

     The current executive officers of the Company are as follows:

     Name of Officer        Age                   Position
     ---------------        ---                   --------
     Daniel Masters         65           President and CEO

     Anthony Turnbull       66           Secretary, Treasurer, and CFO

     Background information on our executive officers is set forth above under our board of directors.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we develop a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

AUDIT COMMITTEE

     Our board of directors has not established an audit committee. In addition, we do not have a compensation committee or executive committee or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors of matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

ITEM 11. EXECUTIVE COMPENSATION

        No officer or director has received any cash compensation for services rendered to the Company since its inception, nor are there any agreements in place or contemplated to provide cash compensation to any officer or director. However, both of our officers and directors received stock as compensation for past services and reimbursement for past expenses in 2008. There are no agreements in place or contemplated at this time to provide stock compensation to our directors or officers in the future. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of September 30, 2010 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

                                    Number of Shares
     Name and Address of              Beneficially            Percent
      Beneficial Owner                   Owned               of Class
      ----------------                   -----               --------

     Daniel Masters                    10,045,000             90.09%
     1150 Silverado, Ste 204
     La Jolla, CA 92037

     Anthony Turnbull                      10,000              0.09%
     1150 Silverado, Ste 204
     La Jolla, CA 92037

     All Officers and                  10,055,000             90.18%
     Directors as a Group
     (two individuals)

The remaining 1,095,000 shares of the Company's outstanding common shares are held by 94 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company's common shares. There are, as of the date hereof, a total of 11,150,000 common shares issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

     On March 1, 2010 the president and majority shareholder of the Company, Daniel Masters, purchased 9,990,000 shares of our stock from our former president and majority shareholder Kenneth Barton. On November 17, 2009 Mr. Barton had acquired 10,000,000 shares from the Company, Mr. Masters had acquired 55,000 shares from the Company, and Anthony Turnbull acquired 10,000 shares from the Company. These transactions were all at par value ($0.0001 per share) for total value of $1,007. There were no other reportable transactions with related persons during fiscal 2010.

     The Company's two directors are also its two officers. Therefore none of its directors may be considered as independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Stan J. H. Lee, CPA, has audited the Company's financial statements since inception in 2009. The following table sets forth the aggregate fees billed by Stan J. H. Lee to the Company for:

                                                       2010              2009
                                                       ----              ----
Audit fees, including the audit of the Company's
 annual financial statements and fees related to
 consents and review of registration statements       $2,500        $2,500

Audit related fees                                         0             0

Tax fees and tax related fees                              0             0

All other fees for other services                          0             0

     The Board of Directors acts as the Audit Committee. The Board pre-approves the engagement of accountants to render all audit services for the Company, as well as any changes to the terms of the engagement. The Board will also pre-approve all non-audit related services proposed to be provided by the Company's independent registered public accounting firm. The Board reviews the terms of the engagement, a description of the engagement and a budget for the engagement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

Thefinancial statements listed below are included under Item 8 of this report:

Balance Sheets as of September 30, 2010 and November 30, 2009;
Statements of Operations for the periods ended Sept. 30, 2010 and Nov. 30, 2009; Statements of Stockholders' Equity since 2009 (inception);
Statements of Cash Flows for the periods ended Sept. 30, 2010 and Nov. 30, 2009; Notes to Financial Statements.

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer Filed herewith

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer Filed herewith

Exhibit 32    Section 1350 Certification
              Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MedBook World, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 30, 2010                    MEDBOOK WORLD, INC.


                                           By: /s/ Daniel Masters
                                               ---------------------------------
                                               Daniel Masters
                                               Chief Executive Officer


                                           By: /s/ Anthony Turnbull
                                               ---------------------------------
                                               Anthony Turnbull
                                               CFO, Secretary, and Director