Form 10-Q
period 2011-06-30
Medbook World, Inc
filed 2011-08-12
CIK 1478259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The number of Registrant's shares of common stock, $0.0001 par value, outstanding as of July 19, 2011 was 11,150,000.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2011, prepared by the company, immediately follow.

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                          As of                 As of
                                                                      June 30, 2011        September 30, 2010
                                                                      -------------        ------------------
                                                                       (Unaudited)             (Audited)
ASSETS

Current Assets
  Cash                                                                  $189,552               $     --
                                                                        --------               --------
TOTAL ASSETS                                                            $189,552               $     --
                                                                        ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                                     $200,065               $  2,500
                                                                        --------               --------
TOTAL LIABILITIES                                                        200,065                  2,500
                                                                        --------               --------
Stockholders' Equity (Deficit)
  Preferred stock, $.0001 par value 20,000,000 shares authorized, no shares issued or outstanding. Common stock, $.0001 par value
   100,000,000 shares authorized, 11,150,000 shares issued and
   outstanding as of 9/30/2010 and 6/30/11 respectively                    1,115                  1,115
  Additional paid in capital                                                  --                     --
  Deficit accumulated during the development stage                       (11,628)                (3,615)
                                                                        --------               --------
Total Shareholders' Equity                                                    --                     --
                                                                        --------               --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $189,552               $     --
                                                                        ========               ========


                        See Notes to Financial Statements

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               3 Months         3 Months         9 Months         9 Months
                                                 Ended            Ended            Ended            Ended
                                                June 30,         June 30,         June 30,         June 30
                                                  2011             2010             2011             2010
                                               -----------      -----------      -----------      -----------
Revenue                                        $        --      $        --      $        --      $        --
                                               -----------      -----------      -----------      -----------
Total Revenue                                           --               --               --               --

Expenses
  General & Admin Expense                            1,065               --            8,013            1,115
                                               -----------      -----------      -----------      -----------
Operating Expenses                                   1,065               --            8,013            1,115
                                               -----------      -----------      -----------      -----------
Other Income (Expense)                                  --               --               --               --
                                               -----------      -----------      -----------      -----------

Net Income (Loss)                              $    (1,065)     $        --      $    (8,013)     $    (1,115)
                                               ===========      ===========      ===========      ===========

Basic and diluted earning (Loss) per Share         (0.0001)              --          (0.0007)         (0.0001)
                                               ===========      ===========      ===========      ===========
Weighted average number of common shares
 outstanding                                    11,150,000       11,150,000       11,150,000       11,150,000


                        See Notes to Financial Statements

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             9 Months            9 Months
                                                               Ended               Ended
                                                           June 30, 2011       June 30, 2010
                                                           -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                          $  (8,013)          $  (1,115)
                                                             ---------           ---------
  Adjustments to reconcile net income (loss) to net
   cash (used in) operations                                        --                  --
  Changes in operating assets and liabilities                       --                  --
                                                             ---------           ---------
NET CASH PROVIDED BY (USED IN) OPERATIONS                       (8,013)             (1,115)
                                                             ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                           --                  --
                                                             ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common Stock Issuance                                             --               1,115
  Loans From Shareholder                                       200,065                  --
                                                             ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      200,065               1,115
                                                             ---------           ---------
NET INCREASE (DECREASE)                                        200,065              (1,115)

CASH BEGINNING OF PERIOD                                        (2,500)                 --
                                                             ---------           ---------

CASH END OF PERIOD                                           $ 189,552           $      --
                                                             =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                              $      --           $      --
                                                             =========           =========
  Income taxes paid                                          $      --           $      --
                                                             =========           =========


                        See Notes to Financial Statements

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
                                   (unaudited)


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

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
                                   (unaudited)


operating costs of the Company. Management plans to seek a strategic partner to assist in the development of the book sales business, or a merger or acquisition partner with the resources to take the Company in a new direction and bring greater value to its shareholders. Management has yet to identify any of these and there is no guarantee that the Company will be able to identify such opportunities in the future.

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of June 30, 2011, there were a total of 11,150,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at June 30, 2011.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2011 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
                                   (unaudited)


NOTE 5 - EARNINGS PER SHARE

The computation of earnings per share for the period ended June 30, 2011 is as follows:

                                               3 Months Ended                       9 Months Ended
                                           6/30/11          6/30/10           6/30/11            6/30/10
                                        ------------     ------------      ------------       ------------
INCOME/LOSS PER COMMON SHARE, BASIC
Numerator Net income (loss)             $     (1,065)    $         --      $     (8,013)      $     (1,115)
                                        ------------     ------------      ------------       ------------
Denominator Weighted - average shares     11,150,000       11,150,000        11,150,000         11,150,000
                                        ============     ============      ============       ============
Net loss per common share               $    (0.0001)    $         --      $    (0.0007)      $    (0.0001)

For the period from inception (November 17, 2009) to June 30, 2011 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

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

                               MEDBOOK WORLD, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
                                   (unaudited)


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

NOTE 9. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended June 30, 2011.

NOTE 10. SUBSEQUENT EVENTS

There are no events subsequent to June 30, 2011 to report.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2011 we had assets of $189,552, all in cash, we had liabilities of $200,065 and we had an accumulated deficit of $11,628. As of March 31, 2011 we had assets of, $190,617, all in cash, liabilities of $200,065, and we had an accumulated deficit of $10,563. As of September 30, 2010, our last audit date, we had no assets and we had liabilities of $2,500 and we had an accumulated deficit of $3,615. Our cash asset and our liability are both the result of a non interest bearing loan to the Company from a shareholder. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the period ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2011              MEDBOOK WORLD, INC.


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