Form 10-K
period 2011-09-30
Medbook World, Inc
filed 2011-12-29
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53850

MEDBOOK WORLD, INC.

(Exact name of registrant as specified in its charter)

DELAWARE 27-1397396

(State or Incorporation) (I.R.S. Employer Id. No.)

1150 Silverado, Ste. 204, La Jolla, CA 92037 (858) 459-1133

(Address of principal executive offices) (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if MedBook World, Inc. (MedBook) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Yes [ ]      No [x]

Indicate by check mark if MedBook is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [ ]   No [x]

Indicate by check mark whether MedBook (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that MedBook was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of MedBook’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [x]

Indicate by check mark whether MedBook is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer     Accelerated filer     Non-accelerated filer

Smaller reporting company  [X]

Indicate by check mark whether MedBook is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  [X]   No [ ]

The aggregate market value of MedBook’s common stock held by non-affiliates of MedBook as of the last business day of MedBook’s most recently completed fiscal quarter (September 30, 2011) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to September 30, 2011). For this purpose, all of MedBook’s officers and directors and their affiliates were assumed to be affiliates of MedBook.

There were 11,150,000 shares of MedBook’s common stock outstanding as of December 21, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: None.

MEDBOOK WORLD, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2011

ITEM 1. DESCRIPTION OF BUSINESS

Background of the Issuer and Its Predecessor

MedBook World, Inc. (“the Company” or “the Issuer” or “MedBook”) was organized under the laws of the State of Delaware on November 17, 2009 as part of the implementation of the Chapter 11 plan of reorganization of AP Corporate Services, Inc. (“AP”).

AP was incorporated in the State of Nevada in 1997 and was formed to provide a variety of services to small, entrepreneurial businesses. These services included business planning, market research, accounting advice, incorporation and resident agent services. Between 1997 and 1999 AP’s business focus changed. In addition to providing business services, AP began to own and develop businesses related to the medical professions. In 1999 AP organized MedBook World, LLC with the intent of offering and selling medical books through mail order catalogues and on line. Agreements were entered with various publishers and wholesalers establishing MedBook as a book retailer, but relatively few books were actually sold and all sales agreements terminated prior to AP’s bankruptcy filing in 2008. Progress in developing the business was slow because most of AP’s financial resources were directed at maintaining another subsidiary, Radiology.com, Inc., a Virginia based MRI center. Radiology.com had a significant patient flow and gross revenues but also large loses. Ultimately these losses led to the bankruptcy of AP, to AP’s inability to fully develop the business of MedBook World, and to AP’s loss of its interests in Radiology.com in the bankruptcy.

AP filed for Chapter 11 Bankruptcy in September 2008 in the U.S. Bankruptcy Court for the Central District of California. AP’s plan of reorganization was confirmed by the Court and became effective on January 4, 2009. This plan of reorganization provided, among other things, for the incorporation of the Issuer so that shares in it could be distributed to the bankruptcy creditors. The plan also provided for the transfer to the Issuer of any interest which AP and/or MedBook World LLC had in the development of a mail order and on line medical bookseller.

Description of Current Business

The Company’s two officers and directors (there are no plans for additional officers or directors) have determined that the Company lacks the resources to properly develop the business of selling medical books and publications through mail order catalogues and on line. Therefore, the Company’s two officers and directors have determined to seek a merger or an acquisition with a larger, better capitalized entity which will accomplish the plan as ordered by the Court: “to enhance the distribution to creditors” and bring greater value to our shareholders. Therefore, as of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets. As a shell company, our purpose at this time, described more fully below, is to negotiate a business agreement or combination with a larger entity which will bring greater value to our shareholders. As of the date hereof, we have not identified any potential merger or acquisition partner.

The Company’s two officers and directors (there are no plans for additional officers or directors) believe that a potential merger or acquisition target will be a business which seeks the benefits of our shareholder base or status as a reporting issuer. The Company’s two officers and directors will not restrict its search to any specific industry or geographical location. The Company’s two officers and directors anticipate that the Company may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky due to general economic conditions, rapid changes in the business environment, and shortages of available capital. The Company’s two officers and directors believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act, but this is by no means certain.

It is our present intent to continue to comply with all of the reporting requirements under the 1934 Act. The Company’s two officers and directors, Daniel Masters and Anthony Turnbull, have agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that they are officers and directors of the Company when the obligation is incurred. These officers have not, as of the date hereof, set a maximum dollar amount that they are willing to provide to the Company.

It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, the Company’s two officers and directors will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which the two officers and directors have for repayment of these loans will be from a prospective merger or acquisition candidate.

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

It is our present intent that we will not submit a potential merger, acquisition, or similar reorganization to our shareholders for approval. We are incorporated under the laws of Delaware and Delaware’s General Corporation Law, Section 228, provides that “…any action required by this chapter to be taken at any annual or special meeting of stockholders of a corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted…” Delaware’s General Corporation Law, Section 228, also provides that “Prompt notice of the taking of the corporate action without a meeting… shall be given to those stockholders or members who have not consented in writing…”

Our President, Daniel Masters, owns 90.09% of our issued and outstanding shares of stock; thus his written consent to a potential merger or acquisition constitutes more than the minimum number of votes necessary to authorize such a reorganization under Delaware law. Prompt notice of any such action will be filed with the Securities and Exchange Commission on Form 8-K and also on Forms PREM14C and DEFM14C and copies of these filings will be sent by first class mail, postage pre-paid, to each of our shareholders.

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

Based upon our proposed future business activities, it is possible that we may be deemed a "blank check" company (see “Risk Factors”). The Securities and Exchange Commission definition of such a company is a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and is issuing "penny stock."

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

Our stock will likely be deemed a “penny stock.”

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

Our auditor has expressed the opinion that we may not be able to continue as a going concern. His opinion letter and the notation in the financial statements indicate that we do not have revenues, significant cash reserves, or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We may become insolvent if we are unable to pay our debts in the ordinary course of business as they become due.

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

As noted above, the Company’s two officers and directors have agreed that they will pay the Company’s anticipated operating expenses with their personal funds, making interest free loans to the Company or capital contributions. If they make interest free loans to the Company, the only opportunity they will have for repayment of these loans will be from a prospective merger or acquisition candidate. This may result in a conflict of interest in selecting a merger candidate as the officers may prefer a candidate which will repay their loans over one which will not.

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

We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, conditions and restrictions imposed by underwriters, and the costs to comply with various state (“Blue Sky”) securities laws.

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

Our principal shareholder, Daniel Masters, currently owns approximately 89.7% of our Common Stock. Because of this, he will have the controlling vote in all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, he is now the Company’s President and one of its two officers and directors. Because he is the majority shareholder, he will be able to elect all of the members of our board of directors, allowing him to exercise significant control of our affairs and management. In addition, he may transact corporate business requiring shareholder approval, including approval of the acquisition of, or merger with, an operating company, by written consent, without soliciting the votes of other shareholders.

16. Our Common Stock may never be publicly traded and holders may have no ability to sell their shares.

There is no established public trading market for our shares of Common Stock, and there is no assurance that our Common Stock will be actively traded on the OTC Bulletin Board or in any other trading system in the future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the period ended September 30, 2011.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no trading market for our Common Stock at present and there has been no trading market since inception. We do have a trading symbol however there is no posted quote and no trades have taken place.

Holders

As of September 30, 2011, there were approximately 96 stockholders of record holding our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. We have had no earnings from which to pay dividends to date and we anticipate that there will be no earnings prior to a business combination and possibly no earnings after a business combination.

Recent Sales of Unregistered Securities

(a) Securities issued in bankruptcy.

On November 17, 2009 1,085,000 shares of our common stock were distributed to 93 shareholders by order of the U.S. Bankruptcy Court for the Central District of California as part of the confirmed Plan of Reorganization of AP Corporate Services, Inc. (the “Debtor”). The Court ordered the incorporation of the Issuer, the assignment to it of plans to establish a publication retailer, and ordered the Issuer’s securities to be distributed to creditors of the Debtor in partial satisfaction of their claims against the Debtor and in order to enhance the creditors’ opportunity for recovery.

Also on November 17, 2009 5,000,000 warrants to purchase shares of our common stock were distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization. The warrants consist of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants are currently exercisable and may be exercised at any time prior to January 4, 2014.

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

ITEM 6. SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the periods ended September 30, 2011 and 2010 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

	Sept 30, 2011	Sept 30, 2010
Statement of Operations Data
Revenues	0	0
Expenses	48,059	2,500
(Net Loss)	(48,059)	(2,500)
Loss per share
Basic & Diluted	(0.004)	(0.000)

Balance Sheet Data
Cash	176,891	0

Total Assets	176,891	0

Liabilities	227,450	2,500

Stockholders’ Equity	(50,559)	0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the periods ended September 30, 2011 and September 30, 2010. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011 we had assets of $176,891 (all cash) and liabilities of $272,450 and we had an accumulated deficit of $51,674. As of September 30, 2010, our last audit date, we had no assets and liabilities of $2,500 and we had an accumulated deficit of $3,615. Our only expenses in 2011, and thus our entire loss, was a result of professional, general, and administrative expenses which totaled $48,059. Our increase in liabilities from $2,500 in 2010 to $272,450 in 2011 resulted from a cash loan from a shareholder which totaled $200,065, part of the proceeds of which were used to pay those expenses. The loan was interest-free. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business, and we will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

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

Immediately following please see MedBook World, Inc’s.:

Report Of Independent Registered Public Accounting Firm

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

Stan J.H. Lee, CPA

2160 North Central Rd. Suite 209 *Fort Lee * NJ 07024

P.O. Box 436402 * San Diego * CA 92143-6402

619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MEDBOOK WORLD, INC.

(A Development Stage Company)

We have audited the accompanying balance sheet of MEDBOOK WORLD, INC. as at September 30,

2011 and 2010 and the related statements of operations, shareholders' deficit and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEDBOOK WORLD, INC. as of September 30, 2011 and 2010, and the results of its operation and its cash flows for the aforementioned periods in conformity with U.S. generally accepted accounting principles.

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

/s/ Stan J.H. Lee, CPA

----------------------------------

Stan J.H. Lee, CPA

December 19, 2011

Fort Lee, NJ

MEDBOOK WORLD, INC.

(A Development Stage Company)

BALANCE SHEETS

	As of	As of
	30-Sep-11	30-Sep-10

ASSETS

Current Assets
Cash	$176,891	$ -
Total Assets	$176,891	$ -

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$27,385	$2,500
Shareholder Loans	200,065	-
TOTAL CURRENT LIABILITIES	$227,450	$2,500

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value
20,000,000 shares authorized, no
shares issued or outstanding	$0	$0

Common stock, $.0001 par value
100,000,000 shares authorized,
11,150,000 shares issued and
outstanding as of 9/30/2010
and 9/30/2011	1,115	1,115

Additional paid in capital	-	-

Deficit accumulated during
The development stage	(51,674)	(3,615)

Total Shareholders’ Equity	(50,559)	(2,500)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$176,891	$ -

See Notes to Financial Statements

MEDBOOK WORLD, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

			From Inception
	Period	Period	17-Nov-09
	Ended	Ended	through
	30-Sep-11	30-Sep-10	30-Sep-11

Revenue	$ -	$ -	$ -
Total Revenue	-	-	-

Expenses
Professional expenses	41,500	2,500	45,115
General & Administration Expenses	6,559	-	6,559
Operating Expenses	48,059	2,500	51,674

Other Income (Expense)	-	-	-

Net Income (Loss)	(48,059)	(2,500)	(51,674)

Basic and diluted earning
(Loss) per Share	(0.0043)	(0.0002)

Weighted average number
of common shares
outstanding	11,150,000	11,150,000

See Notes to Financial Statements

MEDBOOK WORLD, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

From inception Nov. 17, 2009 to Sept. 30, 2011

				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders
	Shares	Amount	Capital	Stage	Equity

Common Stock Issued
Per Court Order
Nov. 17, 2009	1,085,000	$108	0		$108

Common Stock Issued
To Officers
Nov. 17, 2009	10,065,000	$1,007	0		$1,007

Net loss for period
Ended Nov. 30, 2009				(1,115)	(1,115)

Balance, Nov. 30, 2009	11,150,000	$1,115		(1,115)	$ -

Net loss for year
Ended Sept. 30, 2010				(2,500)	(2,500)

Balance, Sept. 30, 2010	11,150,000	$1,115	0	(3,615)	(2,500)

Net loss for year
Ended Sept. 30, 2011				(48,059)	(48,059)

Balance, Sept. 30, 2011	11,150,000	$1,115	0	(51,674)	(50,559)

See Notes to Financial Statements

MEDBOOK WORLD, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			From Inception
	Period	Period	17-Nov-09
	Ended	Ended	through
	30-Sep-11	30-Sep-10	30-Sep-11
Cash Flows From Operating Activities

Net Income (Loss)	(48,059)	(2,500)	(51,674)

Adjustments to reconcile
net income (loss) to net
cash (used in) operations	-	-	-

Increase in accounts payable	24,885	-	-

Changes in operating assets
and liabilities	-	-	-

Net Cash provided by (used in) operations	(23,174)	(2,500)	(26,789)

Cash Flows From Investing Activities

Net cash provided by investing activities	-	-	-

Cash Flows From Financing Activities

Common Stock Issuance	-	-	1,115

Loans from Shareholder	200,065	2,500	200,065

Net cash provided by financing activities	200,065	2,500	201,180

Net increase (decrease)	-	-	-

Cash beginning of period	-	-	-

Cash end of period	$176,891	-	-

Supplemental Disclosures of Cash Flow Information

Interest paid	-	-	-

Income taxes paid	-	-	-

See Notes to Financial Statements

MEDBOOK WORLD, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

MedBook World, Inc. (“the Company” or “the Issuer”) was organized under the laws of the State of Delaware on November 17, 2009. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. (“AP”). Under AP’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and own any interest which AP had in the development of a mail order and on line medical bookseller; and (2) issue shares of its common stock to AP’s general unsecured creditors, to its administrative creditors, and to its shareholders.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF ACCOUNTING

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year-end.

b. BASIC EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with the FASB Accounting Standards Codification (“ASC”). The ASC specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

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

COMMON STOCK: As of September 30, 2011, there were a total of 11,150,000 common shares issued and outstanding.

The Company’s first issuance of common stock, totaling 1,085,000 shares, took place on November 17, 2009 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. (“AP”). The Court ordered the distribution of shares in MedBook World, Inc. to all general unsecured creditors of AP, with these creditors to receive their pro rata share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all shareholders of AP, with these shareholders to receive their pro rata share (according to number of shares held) of a pool of 5,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all administrative creditors of AP, with these creditors to receive one share of common stock in the Company for each $0.10 of AP’s administrative debt which they held.

The Court also ordered the distribution of warrants in the Company to all administrative creditors of AP, with these creditors to receive five warrants in the Company for each $0.10 of AP’s administrative debt which they held. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants are exercisable at any time prior to January 4, 2014. This warrant distribution also took place on November 17, 2009.

Also on November 17, 2009 the Officers of the Company and the Company’s counsel acquired a total of 10,065,000 common shares from the Issuer in a private placement. The shares were purchased at par value, which is $0.0001 per share.

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at November 17, 2009 and also at September, 30, 2011.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of September, 30, 2011 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE

The computation of earnings (loss) per share for the period ended September, 30, 2011 is as follows:

INCOME/LOSS PER COMMON SHARE, BASIC
Numerator	Net income (loss)	($48,059)
Denominator	Weighted-average shares	11,150,000
Net loss per common share		($0.0043)

For the period from inception (November 17, 2009) to September 30, 2011 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

NOTE 6. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on November 17, 2009.

NOTE 7. RELATED PARTY TRANSACTIONS

A shareholder advances the Company the necessary funds to cover customary expenses. Advances amounted to $ 200,000 during the fiscal year ended September 30, 2011.

The balance of advances from the shareholder as of September 30, 2011 was $200,000, is non-interest bearing and has no fixed maturity.

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

NOTE 8. WARRANTS AND OPTIONS

On November 17, 2009 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. (“AP”) to the administrative creditors of AP. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants are exercisable at any time prior to January 4, 2014. As of the date of this report, no warrants have been exercised.

The fair value of these warrants was estimated at the date of the Company’s inception, November 17, 2009, which was also the date of the grant, using the Black-Scholes Option Pricing Model with current value of the stock at $0.0001 (par value) since there was no market for the stock at the time; dividend yield of 0%; risk-free interest rate of 2.16% (5 year Treasury Note rate at the issue date); and expiration date of 4.13 years. Since the stock does not trade, and since its par value is $0.0001, the fair value of the warrants came out to be zero.

NOTE 9. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended September 30, 2011.

NOTE 10. SUBSEQUENT EVENTS

There are no events subsequent to September 30, 2011 to report as of the date of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

There have been no disagreements with our accountants and no changes to our accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011 and concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The current members of our board of directors are as follows:

Name of Director	Age	Year First Became a Director

Daniel Masters	66	Member since 2010

Anthony Turnbull	67	Member since 2009

Principal Occupations During at Least the Past Five Years and

Certain Directorships

Daniel Masters, age 66, has been a director and President and CEO of the Issuer since March 1, 2010. Since 2002 Mr. Masters has practiced business law with an emphasis on corporate reorganizations and Chapter 11 bankruptcies. Before establishing his current law practice Mr. Masters served as an independent investment banker and corporate finance consultant from 1990 to 2002. Between 1978 and 1989 he worked as an investment banker with L.F. Thompson & Co., and at Capital Technology Group and as Vice President for Finance with the Trilon Group, a private holding company with over a billion dollars in assets. Prior to 1978 Mr. Masters held positions as a legislative aid on the staff of the U.S. Congress and as executive assistant to the President of the University of California. Mr. Masters received his Bachelor’s Degree (A.B.) from Harvard University and a Juris Doctorate (J.D.) from Thomas Jefferson School of Law where he served on the Editorial Board of the Law Review. He is an Adjunct Professor of Law at Thomas Jefferson School of Law where he teaches bankruptcy law.

Anthony Turnbull, age 67, has been a Director and the Secretary, Treasurer and CFO of the Issuer since its incorporation. He holds an MBA and is a CPA with experience in financial management, manufacturing accounting, management reporting, payroll, and taxation. Since 2007 he has been CFO of KOJO Worldwide a $52,000,000 upholstery and bedding manufacturing company selling to major hotels in the US and Mexico. In 2006 – 2007 he was CFO of Countryside Hospice Care, a hospice company with branches in Georgia and Alabama, and in 2004 - 2005 he was CFO of Prolong Super Lubricants, an $8,000,000 manufacturing company. From 2001 to 2004 he was Vice President Finance of Molecular Imaging Corporation, a $21,000,000 molecular imaging service company serving more than 75 hospitals throughout the US. Prior to 2001 he served as CFO to Casa de las Campanas, McCain Traffic Supply, Inc., Ride Manufacturing, Inc. and Kuma Sport, Inc. He has also held accounting positions with Stauffer Chemicals, General Foods, Kraft Foods, Commonwealth Bank in Sydney, Australia and Midland Bank Limited in London, England.

The current executive officers of the Company are as follows:

Name of Director	Age	Position

Daniel Masters	66	President and CEO

Anthony Turnbull	67	Secretary, Treasurer, and CFO

Background information on our executive officers is set forth above under our board of directors.

Code of Ethics.

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

Audit Committee.

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

ITEM 11. EXECUTIVE COMPENSATION.

During the year ended September 30, 2011 our Chief Executive Officer received cash compensation totaling $24,000 for the legal services he provided to the Company. During the same period our Chief Financial Officer received cash compensation totaling $12,000 for the accounting and financial services he provided to the Company. Compensation to these two individuals is expected to continue at approximately the same level during the coming year. Both of our officers and directors received stock as compensation for services and reimbursement for past expenses in 2008. There are no agreements in place or contemplated at this time to provide stock compensation to our directors or officers in the future. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 30, 2011 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

Name and Address	Number of Shares	Percent
of Beneficial Owner	Beneficially Owned	of Class

Daniel Masters	10,045,000	90.09%
1150 Silverado, Ste 204
La Jolla, CA 92037

Anthony Turnbull	10,000	0.09%
1150 Silverado, Ste 204
La Jolla, CA 92037

All Officers and	10,055,000	90.18%
Directors as a Group
(two individuals)

The remaining 1,095,000 shares of the Company's outstanding common shares are held by 94 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company’s common shares. There are, as of the date hereof, a total of 11,150,000 common shares issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND

DIRECTOR INDEPENDENCE

On March 1, 2010 the president and majority shareholder of the Company, Daniel Masters, purchased 9,990,000 shares of our stock from our former president and majority shareholder Kenneth Barton. On November 17, 2009 Mr. Barton had acquired 10,000,000 shares from the Company, Mr. Masters had acquired 55,000 shares from the Company, and Anthony Turnbull acquired 10,000 shares from the Company. These transactions were all at par value ($0.0001 per share) for total value of $1,007. There were no reportable transactions with related persons during fiscal 2011.

The Company’s two directors are also its two officers. Therefore none of its directors may be considered as independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Stan J. H. Lee, CPA, has audited the Company’s financial statements since inception in 2009. The following table sets forth the aggregate fees billed by Stan J. H. Lee to the Company for:

	2011	2010
Audit fees, including the audit of the Company’s
annual financial statements and fees related to
consents and review of registration statements	$2,500	$2,500

Audit related fees	0	0

Tax fees and tax related fees	0	0

All other fees for other services	0	0

The Board of Directors acts as the Audit Committee. The Board pre-approves the engagement of accountants to render all audit services for the Company, as well as any changes to the terms of the engagement. The Board will also pre-approve all non-audit related services proposed to be provided by the Company’s independent registered public accounting firm. The Board reviews the terms of the engagement, a description of the engagement and a budget for the engagement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

The financial statements listed below are included under Item 8 of this report:

Balance Sheets as of September 30, 2011 and September 30, 2010;

Statements of Operations for the periods ended Sept. 30, 2011 and Sept. 30, 2010;

Statements of Stockholders’ Equity since 2009 (inception);

Statements of Cash Flows for the periods ended Sept. 30, 2011 and Sept. 30, 2010;

Notes to Financial Statements.

Exhibit 23.1 Consent of Independent Registered Public Accounting Firm

Filed herewith

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

Date: December 27, 2011 MEDBOOK WORLD, INC.

By: /s/ Daniel Masters

_________________________________

Daniel Masters

Chief Executive Officer

By: /s/ Anthony Turnbull

_________________________________

Anthony Turnbull

CFO, Secretary, and Director