Form 10-Q
period 2011-12-31
Medbook World, Inc
filed 2012-02-14
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

COMMISSION FILE NUMBER: 000-53850

MEDBOOK WORLD, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE 27-1397396

(State of Incorporation) (I.R.S. Employer ID Number)

1150 Silverado, Suite 204

La Jolla, California 92037

Tel: 858-459-1133

Fax: 858-459-1103

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes /X/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ] Accelerated Filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act). Yes /X/ No / /

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of February 5, 2012 was 11,150,000.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2011, prepared by the company, immediately follow.

MEDBOOK WORLD, INC.

(A Development Stage Company)

BALANCE SHEETS

	As of Dec. 31, 2011	As of Sept. 30, 2011
	Unaudited	Audited
ASSETS

Current Assets
Cash	$136,006	$176,891

Total Assets	$136,006	$176,891

LIABILITIES AND SHAREHOLDERS' EQUITY (DIFICIT)

Current Liabilities	$8,798	$27,385
Accounts payable	$200,065	$200,065

TOTAL LIABILITIES	$208,863	$227,450

Stockholders' Equity (Deficit)

Preferred stock, $0.0001 par value
20,000,000 shares authorized, no
shares issued or outstanding

Common stock, $0.0001 par value
100,000,000 shares authorized,
11,150,000 shares issued and
outstanding as of 9/30/2011
and 12/31/2011	$1,115	$1,115

Additional paid in capital	-	-

Deficit accumlated duromg
The development sage	($79,972)	($51,674)

Total Shareholders' Equity	($72,857)	($50,559)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$136,006	$176,891

	See Notes to Financial Statements

MEDBOOK WORLD, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

			From Incepion
	3 Months Ended	3 Months Ended	Nov. 17, 2009
	Dec. 31, 2011	Dec. 31, 2010	through Dec. 31, 2011

Revenue	-	-	-
	___________	___________	_________
Total Revenue	-	-	-

Expenses
Professional Expences	$21,698	$2,500	$66,813
General & Administration Expences	$600	-	$7,159
	___________	___________	__________
Operating Expenses	$22,298	$2,500	$73,972

Other Income (Expense)	-	-	-
	___________	___________	__________
Net Income (Loss)	($22,298)	$2,500	$73,972
	===========	===========	==========

Basic and dilued earning
(Loss) per Share	($0.002)	0.000
	----------------	----------------

Weighted average numer
of common shares
outstanding	$11,150,000	$11,150,000

	See Notes to Financial Statements

MEDBOOK WORLD, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

From Inception
	3 Months End	3 Months End	Nov. 17 2009 -
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011

Cash Flows From
Operating Activities

Net Income (Loss)	$ (22,298)	$ (2,500)	$ (73,972)

Adjustments to reconcile
net income (loss) to net
cas (used in) operaions	-	-	-

(Decrease) in accts payable	$ (18,587)	-	$ 8,798

Changes in operating assets	-	-	-
and liabilities

Net Cash provided by	$ (40,885)	$ (2,500)	$ (65,174)
(used in) operations

Cash Flows From
Investing Activities	-	-	-

Net cash provided by
investing activities

Cash Flows From
Financing Activities

Common Stock Issuance	-	-	$ 1,115

Loans from Officer	-	$ 2,500	$ 200,065

Net cash provided by
financing activities	-	$ 2,500	$ 201,180

Net increase (decrease)	$ (40,885)	$ (1,115)	-

Cash Beginning of period	$ 176,891	-	-

Cash end of period	$ 136,006	-	-

Supplemental Disclosures of
Cash Flow Information

Interest paid	-	-	-

Income taxes paid	-	-	-

MEDBOOK WORLD, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

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

COMMON STOCK: As of December 31, 2011, there were a total of 11,150,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at December 31, 2011.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of December 31, 2011 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE

The computation of earnings per share for the period ended December 31, 2011 is as follows:

2011

INCOME/LOSS PER COMMON SHARE, BASIC

Numerator Net income (loss) $ (22,298)

Denominator Weighted-average shares 11,150,000

===================================================

Net loss per common share $ (0.002)

===========

For the period from inception (November 17, 2009) to December 31, 2011 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

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

NOTE 9. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended December 31, 2011.

NOTE 10. SUBSEQUENT EVENTS

There are no events subsequent to December 31, 2011 to report.

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

BUSINESS AND PLAN OF OPERATION

MedBook World, Inc. (the "Company"), was incorporated on November 17, 2009 under the laws of the State of Delaware. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. (“AP”). Under AP’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and own any interest which AP had in the development of a mail order and on line medical bookseller; and (2) issue shares of its common stock to AP’s general unsecured creditors, to its administrative creditors, and to its shareholders in order to enhance their opportunity to recover from the bankruptcy estate.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011 we had assets of $136,006, all in cash, and we had liabilities of $208,863, of which sum $8,798 was accounts payable and $200,065 was a loan from a shareholder. We had an accumulated deficit of $73,972. As of September 30, 2011, our last audit date, we had assets of $176,891, all cash, and we had liabilities of $227,450, of which sum $27,385 was accounts payable and $200,065 was a loan from a shareholder. We had an accumulated deficit of $51,674. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

We are dependent upon our officers and shareholders to meet any expenses that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS

The Company has no current operations and does not have any revenues or earnings from operations. Moreover, the Company has had no operations and no revenues since its inception on November 17, 2009, and no operations will develop unless and until the Company is successful in its plan to merge with or acquire an operating business.

GOING CONCERN.

The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has limited cash and no other material assets and it has no operations or revenues from operations. It is relying on advances from stockholders, officers and directors to meet its limited operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, December 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-K filing as filed with the SEC on December 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

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

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2011 and September 30, 2011, (ii) Statement of Operations for the three months ended December 31, 2011, (iii) Statement of Cash Flows for the three months ended December 31, 2011, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 6, 2012 MEDBOOK WORLD, INC.

By: /s/ Daniel C. Masters

_________________________________

Daniel C. Masters

President, CEO and Director

By: /s/ Anthony Turnbull

_________________________________

Anthony Turnbull

CFO, Secretary, and Director