Form 10-Q
period 2012-03-31
Medbook World, Inc
filed 2012-04-18
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of April 13, 2012 was 11,150,000.

1

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2012, prepared by the company, immediately follow.

MEDBOOK WORLD, INC.

(A Development Stage Company)

BALANCE SHEETS

	As of	As of
	Dec. 31, 2011	Sept. 30, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$120,958	$176,891
Total Assets	$120,958	$176,891

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$6,600	$27,385
Shareholder loan	$200,065	$200,065
TOTAL LIABILITIES	$206,665	$227,450

Stockholders' Equity (Deficit)

Preferred stock, $.0001 par value
20,000,000 shares authorized, no
shares issued or outstanding

Common stock, $.0001 par value
100,000,000 shares authorized,
11,150,000 shares issued and
outstanding as of 9/30/2011
and 3/31/12	$1,115	$1,115

Additional paid in capital	-	-

Deficit accumulated during
The development stage	$(86,822)	$(51,674)

Total Shareholders' Equity	$(85,707)	$(50,559)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$120,958	$176,891

 See Notes to Financial Statements

MEDBOOK WORLD, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

					From Incepion
					Nov. 17, 2009
	Three Months Ended		Six Months Ended		through
	Mar. 31,		Mar. 31,		Mar. 31
	2012	2011	2012	2011	2012
Revenue	-	-	-	-	-
Total Revenue	-	-	-	-	-

Expenses
Professional Expences	12,250	-	33,948	-	79,063
General & Administration Expences	600	4,448	1,200	6,948	7,759
Operating Expenses	12,850	4,448	35,148	6,948	86,822

Other Income (Expense)	-	-	-	-	-

Net Income (Loss)	(12,850)	(4,448)	(35,148)	(6,948)	(86,822)

Basic and dilued earning	(0.001)	(0.000)	(0.003)	(0.001)
(Loss) per Share

Weighted average numer
of common shares
outstanding	11,150,000	11,150,000	11,150,000	11,150,000

 See Notes to Financial Statements

MEDBOOK WORLD, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

					From Inception
					Nov. 17, 2009
	Three Months Ended		Six Months Ended		through
	Mar. 31,		Mar. 31,		Mar. 31
	2012	2011	2012	2011	2012
Cash Flows From Operating Activities
Net Income (Loss)	$(12,850)	$(4,448)	$(35,148)	$(6,948)	$(86,822)
Increase (Decrease) in Accts Payable	(2,198)	(5,000)	(20,785)	(2,500)	6,600
Changes in operating assets & liabilities	-	-	-	-
Net Cash provided by (used in) operations	(15,048)	(9,448)	(55,933)	(9,448)	(80,222)

Cash Flows From Investing Activities
Net cash provided by investing activities	-	-	-	-	-

Cash Flows From Financing Activities
Common Stock Issuance	-	-	-	-	1,115
Loans from Shareholders	-	200,065	-	200,065	200,065
Net cash provided by financing activities	-	200,065	-	200,065	201,180
Net increase (decrease)	(15,048)	(9,448)	(55,933)	(9,448)	120,958
Cash beginning of period	136,006	-	176,891	-	-
Cash end of period	$120,958	$190,617	$120,958	$190,617	120,958

Supplemental Disclosures of Cash Flow Information
Interest Paid	-	-	-	-	-
Income taxes paid	-	-	-	-	-

See Notes to Financial Statements

MEDBOOK WORLD, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

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

COMMON STOCK: As of March 31, 2012, there were a total of 11,150,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at March 31, 2012.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of March 31, 2012 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE

The computation of earnings per share for the three-months period ended March 31, 2012 is as follows:

3-31-2011

INCOME/LOSS PER COMMON SHARE, BASIC

Numerator Net income (loss) $ (12,850)

Denominator Weighted-average shares 11,150,000

===================================================

Net loss per common share $ (0.0012)

===========

For the period from inception (November 17, 2009) to March 31, 2012 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

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

NOTE 9. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended March 31, 2012.

NOTE 10. SUBSEQUENT EVENTS

There are no events subsequent to March 31, 2012 to report.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012 we had assets of $120,958, all in cash, and we had liabilities of $206,665, of which sum $6,600 was accounts payable and $200,065 was a loan from a shareholder. We had an accumulated deficit of $86,822. As of September 30, 2011, our last audit date, we had assets of $176,891, all cash, and we had liabilities of $227,450, of which sum $27,385 was accounts payable and $200,065 was a loan from a shareholder. We had an accumulated deficit of $51,674. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

We are dependent upon our officers and shareholders to meet any expenses that may occur. Our two officers and directors and certain shareholders have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors or shareholders of the Company when the obligation is incurred. All advances are interest-free.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2012 and September 30, 2011, (ii) Statement of Operations for the three and six month periods ended March 31, 2012, (iii) Statement of Cash Flows for the three and six month periods ended March 31, 2012, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 18, 2012 MEDBOOK WORLD, INC.

By: /s/ Daniel C. Masters

_________________________________

Daniel C. Masters

President, CEO and Director

By: /s/ Anthony Turnbull

_________________________________

Anthony Turnbull

CFO, Secretary, and Director

