Form 10-Q
period 2012-06-30
Medbook World, Inc
filed 2012-09-04
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☐ FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

COMMISSION FILE NUMBER: 000-53850

MEDBOOK WORLD, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	27-1397396
(State of Incorporation)	(I.R.S. Employer ID Number)

1150 Silverado, Suite 204
La Jolla, California	92037
(Address and telephone number of principal executive offices)	(Zip Code)

(858) 459-1133

(858) 459-1103

(Issuer’s telephone & fax number, including are code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of August 1, 2012 was 11,150,000.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2012, prepared by the company, immediately follow.

	MedBook World, Inc.
	(A Development Stage Company)
	BALANCE SHEETS
	As of	As of
	June 30, 2012	Sept. 30, 2011
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$100,358	$176,891
Total Assets	$100,358	$176,891

LIABILITIES AND SHAREHOLDERS’	Equity	Deficit

Current Liabilities
Accounts Payable	$2,600	$27,385
Shareholder Loans	$200,065	$200,065
Total Liabilities	$202,665	$227,450

Stockholders' Equity (Deficit)

Preferred stock, $.0001 par value
20,000,000 shares authorized, no
shares issued or outstanding.

Common stock, $.0001 par value
100,000,000 shares authorized,
11,150,000 shares issued and
outstanding as of 9/30/2011
and 6/30/12	$1,115	$1,115

Additional paid in capital	—	—

Deficit accumulated during
The development stage	-103,422	-51,674

Total Liabilities & Shareholders' Equity	$100,358	$176,891

See Notes to Financial Statements

MEDBOOK WORLD, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

					From Inception
					Nov. 17, 2009
	Three Months Ended		Nine Months Ended		through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
Revenue	$—	$—	$—	$—	$—
Total Revenue	—	—	—	—	—

Expenses
Professional Exps.	16,000	—	49,948	—	95,063
Gen. & Admin. Exps.	600	1,065	1,800	8,013	8,359
Operating Expenses	16,600	1,065	51,748	8,013	103,422

Other Inc. (Exp.)	—	—	—	—	—

Net Income (Loss)	(16,600)	(1,065)	(51,748)	(8,013)	(103,422)

Basic and diluted Earning
(Loss) per Share	(0.001)	(0.000)	(0.005)	(0.001)

Weighted average number
of common shares
outstanding	11,150,000	11,150,000	11,150,000	11,150,000

See Notes to Financial Statements

MEDBOOK WORLD, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

					From Inception
					Dec. 30, 2010
	Three Months Ended		Nine Months Ended		through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Cash Flows From
Operating Activities

Net income (Loss)	$(16,600)	$(1,065)	$(51,748)	$(8,013)	$(103,422)

Increase (Decrease)
in Accts Payable	(4,000)	—	(24,785)	(2,500)

Changes in operating
assets & Liabilities	—	—	—	—

Net Cash provided by
(used in) operations	(20,600)	(1,065)	(76,533)	(10,513)	(100,822)

Cash Flows From
Investing Activities

Net cash provided by
investing activities	—	—	—	—	—

Cash Flows From
Financing Activities

Common Stock Issuance	—	—	—	—	1,115

Loans from Shareholders	—	200,065	—	200,065	200,065

Net cash provided by
financing activities	—	200,065	—	200,065	200,065

Net increase (decrease)	(20,600)	(1,065)	(76,533)	(10,513)	—

Cash beginning of period	120,958	190,617	176,891	200,065	—

Cash end of period	$100,358	$189,552	$100,358	$189,552	100,358

Supplemental Disclosures of
Cash Flow Information

Interest Paid	$—	$—	$—	$—	$—

Income taxes paid	$—	$—	$—	$—	$—
See Notes to Financial Statements

MEDBOOK WORLD, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012

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

COMMON STOCK: As of June 30, 2012, there were a total of 11,150,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at June 30, 2012.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2012 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE The computation of earnings per share for the three-months period ended June 30, 2012 is as follows:
INCOME/LOSS PER COMMON SHARE, BASIC
		6-30-2012
Numerator	Net income	-16600.00000
Denominator	Weighted-average shares	11150000.00000
	Net loss per common share	-0.00150

For the period from inception (November 17, 2009) to June 30, 2012 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

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

NOTE 9. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended June 30, 2012.

NOTE 10. SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012 we had assets of $100,358, all in cash, and we had liabilities of $202,665, of which sum $2,600 was accounts payable and $200,065 was a loan from a shareholder. We had an accumulated deficit of $103,422. As of September 30, 2011, our last audit date, we had assets of $176,891, all cash, and we had liabilities of $227,450, of which sum $27,385 was accounts payable and $200,065 was a loan from a shareholder. We had an accumulated deficit of $51,674. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2012 and September 30, 2011, (ii) Statement of Operations for the three and nine month periods ended June 30, 2012, (iii) Statement of Cash Flows for the three and nine month periods ended June 30, 2012, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 4, 2012

MEDBOOK WORLD, INC.

By: /s/ Daniel C. Masters

_________________________________

Daniel C. Masters

President, CEO and Director

By: /s/ Anthony Turnbull

_________________________________

Anthony Turnbull

CFO, Secretary, and Director