Form 10-K
period 2012-09-30
Medbook World, Inc
filed 2012-12-18
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

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

The aggregate market value of MedBook’s common stock held by non-affiliates of MedBook as of the last business day of MedBook’s most recently completed fiscal quarter

(September 30, 2012) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to September 30, 2012). For this purpose, all of MedBook’s officers and directors and their affiliates were assumed to be affiliates of MedBook.

There were 11,150,000 shares of MedBook’s common stock outstanding as of December 18, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:       None.

MEDBOOK WORLD, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2012

INDEX

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period ended September 30, 2012.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no trading market for our Common Stock at present and there has been no trading market since inception. We do have a trading symbol however there is no posted quote and no trades have taken place.

Holders

As of September 30, 2012, there were approximately 96 stockholders of record holding our common stock.

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

ITEM 6.

SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the periods ended September 30, 2012 and 2011 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

xxx

	Sept 30, 2012	Sept 30, 2011
Statement of Operations Data
Revenues	0	0
Expenses	64,247	48,059
(Net Loss)	(64,247)	(48,059)
Loss per share
Basic & Diluted	(0.006)	(0.004)

Balance Sheet Data
Cash	89,759	176,891

Total Assets	89,759	176,891

Liabilities	204,565	227,450

Stockholders’ Equity	(114,806)	(50,559)

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the periods ended September 30, 2012 and September 30, 2011. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2012 we had assets of $89,759 (all cash) and liabilities of $204,565 and we had an accumulated deficit of $114,806. As of September 30, 2011 we had assets of $176,891 (all cash) and liabilities of $272,450 and we had an accumulated deficit of $51,674. Our only expenses in 2012, and thus our entire loss, was a result of professional, general, and administrative expenses which totaled $64,247. Our only expenses in 2011, and thus our entire loss for that year, was also a result of professional, general, and administrative expenses which totaled $48,059. Our decrease in liabilities from $272,450 in 2011 to $204,565 in 2012 resulted from a reduction in payables. Our primary liabilities are loans from shareholders which total $202,065. The loans are interest-free. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business, and we will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDBOOK WORLD, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

September 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Medbook World, Inc.:

We have audited the accompanying balance sheet of Medbook World, Inc. (a development stage company) (the “Company”) as of September 30, 2012, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended and for the period from November 17, 2009 (Inception) through September 30, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Medbook World, Inc. as of September 30, 2012 and the results of its operations and cash flows for the year then ended and for the period from June 25, 2010 (Inception) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred an accumulated deficit of $181,151 from inception to September 30, 2012.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

December 10, 2012

Stan Jeong Ha Lee, CPA

2160 North Central Rd.  Suite 209 *Fort Lee * NJ 07024

P.O. Box 436402 * San Diego *  CA 92143-6402

619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MEDBOOK WORLD, INC.

(A Development Stage Company)

We have audited the accompanying balance sheet of MEDBOOK WORLD, INC. as  at September 30, 2011 and the related statements of operations, shareholders' deficit  and  cash  flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements  referred  to above present fairly, in all material respects, the financial position of MEDBOOK WORLD, INC. as of September 30, 2012, and the results of its operation  and  its  cash flows for the aforementioned periods in conformity with U.S. generally accepted accounting principles.

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

/s/ Stan Jeong Ha Lee, CPA

----------------------------------

Stan Jeong Ha Lee, CPA

December 19, 2011

Fort Lee, NJ

MEDBOOK WORLD, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	Sept. 30, 2012	Sept. 30, 2011
ASSETS

Current Assets
Cash	$ 89,759	$ 176,891
Total Assets	$ 89,759	$ 176,891
LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	$ 2,500	$ 27,385
Shareholder Loans	$ 202,065	$ 200,065
Total Current Liabilities	$ 204,565	$ 227,450

Stockholders' Deficit

Preferred stock, $.0001 par value
20,000,000 shares authorized, no
shares issued or outstanding	$ -	$ -

Common stock, $.0001 par value
100,000,000 shares authorized,
11,150,000shares issued and
outstanding as of 9/30/2010
and 9/30/2011	$ 1,115	$ 1,115

Additional paid in capital	$ 65,230	$ 65,230

Deficit accumulated during
the development stage	$ (181,151)	$ (116,904)
Total Shareholders' Deficit	$ (114,806)	$ (50,559)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$ 89,759	$ 176,891

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
From Inception
Nov. 17, 2009
	Year Ended	Year Ended	through
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012

Revenue	$ -	$ -
Total Revenue	$ -	$ -

Expenses
Professional Expenses	$ 59,100	$ 41,500	$ 104,215
General & Admin. Expenses	$ 5,147	$ 6,559	$ 76,936
Total Operating Expenses	$ 64,247	$ 48,059	$ 181,151

Net Loss	$ (64,247)	$ (48,059)	$ (181,151)

Basic and Diluted Earnings
Loss per Share	(0.006)	(0.004)

Weighted Average Number
of Common Shares Outstanding	11,150,000	11,150,000

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From inception, Nov. 17, 2009 to Sept. 30, 2012

				Loss
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders
	Shares	Amount	Capital	Stage	Deficit

Common Stock Issued
Per Court Order
Nov. 17 2009	1,085,000	$ 108	$ 11,722	$ -	$ 11,830

Warrants Issued
Per Court Order
Nov. 17 2009	-	-	$ 54,515	$ -	$ 54,515

Common Stock Issued
To Officers
Nov. 17, 2009	10,065,000	$ 1,007	$ (1,007)	$ -	$ -

Net loss for period
Ended Nov. 30, 2009				$ (66,345)	$ (66,345)
Balance, Nov. 30, 2009	11,150,000	$ 1,115	$ 65,230	$ (66,345)	$ -

Net loss for year
Ended Sept. 30, 2010				$ (2,500)	$ (2,500)
Balance, Sept. 30, 2010	11,150,000	$ 1,115	$ 65,230	$ (68,845)	$ (2,500)

Net loss for year
Ended Sept. 30, 2011				$ (48,059)	$ (48,059)
Balance, Sept 30, 2011	11,150,000	$ 1,115	$ 65,230	$ (116,904)	$ (50,559)

Net loss for year
Ended Sept. 30, 2012				$ (64,247)	$ (64,247)
Balance, Sept 30, 2012	11,150,000	$ 1,115	$ 65,230	$ (181,151)	$ (114,806)

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From Inception
Nov. 17, 2009
	Year Ended	Year Ended	through
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012

Operating Activities

Net Loss	$ (64,247)	$ (48,059)	$ (181,151)
Adjustments to reconcile
net loss to net
cash used in operations
Increase (Decrease) in accounts payable	$ (24,885)	$ 24,885	$ 2,500
Changes in operating assets and liabilities	$ -	$ -	$ -
Common stock issued per court order	$ -	$ -	$ 11,830
Warrants issued per court order	$ -	$ -	$ 54,515
Net Cash used in operations	$ (89,132)	$ (23,174)	$ (112,306)

Financing Activities

Loans from Shareholder	$ 2,000	$ 200,065	$ 202,065
Net cash provided by financing activities	$ 2,000	$ 200,065	$ 202,065

Net increase (decrease)	$ (87,132)	$ 176,891	$ 89,759

Cash beginning of period	$ 176,891	$ -	$ -

Cash end of period	$ 89,759	$ 176,891	$ 89,759

Supplemental Disclosures of
Cash Flow Information
Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

Issuance of common stock to officers at discount			$ 1,007

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.

 (A Development Stage Company)

Notes to Financial Statements

September 30, 2012

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   BASIS OF ACCOUNTING

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

b.   BASIC EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with the FASB Accounting Standards Codification (“ASC”). The ASC specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  The equity instruments such as 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

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

d. CASH and CASH EQUIVALENT

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of September 30, 2012 and 2011, the Company had no cash equivalents.

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

h. IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect  recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3. GOING CONCERN

The Company sustained operating losses during the years ended September 30, 2012 and 2011. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

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

COMMON STOCK:  As of September 30, 2012, there were a total of 11,150,000 common shares issued and outstanding.

The Company’s first issuance of common stock, totaling 1,085,000 shares, took place on November 17, 2009 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. (“AP”). The Court ordered the distribution of shares in MedBook World, Inc. to all general unsecured creditors of AP, with these creditors to receive their pro rata share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all shareholders of AP, with these shareholders to receive their pro rata share (according to number of shares held) of a pool of 5,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all administrative creditors of AP, with these creditors to receive one share of common stock in the Company for each $0.10 of AP’s administrative debt which they held. The value of these shares was calculated by the intrinsic value. AP has a total claim of $743,449 by the unsecured creditors and $80,000 cash were settled at the date of liquidation. The remaining claims were settled by the issuance of common stock and warrants issued per court order. The Company allocates the remaining claims at $663,449 to ten different companies or $66,345 were allocated to the common stock and warrants issued per court order.

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

Also on November 17, 2009 the Officers of the Company and the Company’s counsel acquired a total of 10,065,000 common shares as founders shares and it is recorded as a discount to common stock.

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at November 17, 2009 and also at September, 30, 2012.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of September, 30, 2012 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE

The computation of earnings (loss) per share for the period ended September, 30, 2012 is as follows:

   INCOME/LOSS PER COMMON SHARE, BASIC

Numerator

Net income (loss)

         $ (64,247)

Denominator

Weighted-average shares

          11,150,000

===================================================

Net loss per common share

  $   (0.0058)

         ===========

For the period from inception (November 17, 2009) to September 30, 2012 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

NOTE 6. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follow:

                                               September 30, 2012   September 30, 2011

Provision computed at federal statutory rate              34.00%               34.00%

State tax, net of federal tax benefit                      0.00%                0.00%

Valuation allowance                                      -34.00%              -34.00%

Effective income tax rate                                  0.00%                0.00%

                                                         =======              =======

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  The following summarizes the deferred tax assets as of September 30, 2012 and September 30, 2011:

                                               September 30, 2012   September 30, 2011

Net operating losses                                $     64,247         $     48,059

Less: valuation allowance                                (64,247)             (48,059)

Net deferred tax asset                                        -                    -

                                                         ========             ========

Due to a potential change in ownership under IRC 382, the amount of net operating loss that the Company may utilize in a future year may be limited under IRC Section 382.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not.

The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

At September 30, 2012, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered materially uncertain.  Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2012 and 2011.  Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

NOTE 7. RELATED PARTY TRANSACTIONS

A shareholder  advances the Company the necessary funds to cover customary expenses. There were no shareholder advances during the fiscal year ended September 30, 2012, however shareholder advances during the fiscal year ended September 30, 2011 totaled $202,000.

The balance of advances from the shareholder as of September 30, 2012 was $202,065, is non-interest bearing and has no fixed maturity.

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

The value of these shares was calculated by the intrinsic value. AP has a total claim of $743,449 by the unsecured creditors and $80,000 cash were settled at the date of liquidation. The remaining claims were settled by the issuance of common stock and warrants issued per court order. The Company allocates the remaining claims at $663,449 to ten different companies or $66,345 were allocated to the common stock and warrants issued per court order.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

There have been no disagreements with our accountants and no changes to our accounting and financial disclosure.

ITEM 9A.

CONTROLS AND PROCEDURES.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012 and concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

67

Member since 2010

Anthony Turnbull

68

Member since 2009

Principal Occupations During at Least the Past Five Years and

Certain Directorships

Daniel Masters, age 67, has been a director and President and CEO of the Issuer since March 1, 2010. Since 2002 Mr. Masters has practiced business law with an emphasis on corporate reorganizations and Chapter 11 bankruptcies. Before establishing his current law practice Mr. Masters served as an independent investment banker and corporate finance consultant from 1990 to 2002. Between 1978 and 1989 he worked as an investment banker with L.F. Thompson & Co., and at Capital Technology Group and as Vice President for Finance with the Trilon Group, a private holding company with over a billion dollars in assets. Prior to 1978 Mr. Masters held positions as a legislative aid on the staff of the U.S. Congress and as executive assistant to the President of the University of California. Mr. Masters received his Bachelor’s Degree (A.B.) from Harvard University and a Juris Doctorate (J.D.) from Thomas Jefferson School of Law where he served on the Editorial Board of the Law Review.  He has served as an Adjunct Professor of Law at Thomas Jefferson School of Law where he teaches bankruptcy law.

Anthony Turnbull, age 68, has been a Director and the Secretary, Treasurer and CFO of the Issuer since its incorporation. He holds an MBA and is a CPA with experience in financial management, manufacturing accounting, management reporting, payroll, and taxation. From 2007 to 2011 he was CFO of KOJO Worldwide a $52,000,000 upholstery and bedding manufacturing company selling to major hotels in the US and Mexico. In 2006 – 2007 he was CFO of Countryside Hospice Care, a hospice company with branches in Georgia and Alabama, and in 2004 - 2005 he was CFO of Prolong Super Lubricants, an $8,000,000 manufacturing company. From 2001 to 2004 he was Vice President Finance of Molecular Imaging Corporation, a $21,000,000 molecular imaging service company serving more than 75 hospitals throughout the US. Prior to 2001 he served as CFO to Casa de las Campanas, McCain Traffic Supply, Inc., Ride Manufacturing, Inc. and Kuma Sport, Inc. He has also held accounting positions with Stauffer Chemicals, General Foods, Kraft Foods, Commonwealth Bank in Sydney, Australia and Midland Bank Limited in London, England.

The current executive officers of the Company are as follows:

Name of Officer

Age

Position

Daniel Masters

67

President and CEO

Anthony Turnbull

68

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

ITEM 11.      EXECUTIVE COMPENSATION.

        During the year ended September 30, 2012 our Chief Executive Officer received cash compensation totaling $24,000 for the legal services he provided to the Company. During the same period our Chief Financial Officer received cash compensation totaling $7,000 for the accounting and financial services he provided to the Company. Compensation to these two individuals is expected to continue at approximately the same level during the coming year. Our officers and directors received stock as compensation for services and reimbursement for past expenses in 2009 and 2010. There are no agreements in place or contemplated at this time to provide stock compensation to our directors or officers in the future. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees at this time.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 30, 2012 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

    Name and

Number of

    Address of

Shares

    Beneficial

Beneficially        Percent

    Owner

Owned               of Class

____________________________________________________________________________

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND

DIRECTOR INDEPENDENCE

On March 1, 2010 the president and majority shareholder of the Company, Daniel Masters, purchased 9,990,000 shares of our stock from our former president and majority shareholder Kenneth Barton. On November 17, 2009 Mr. Barton had acquired 10,000,000 shares from the Company, Mr. Masters had acquired 55,000 shares from the Company, and Anthony Turnbull acquired 10,000 shares from the Company. These transactions were all at par value ($0.0001 per share) for total value of $1,007. There were no reportable transactions with related persons during fiscal 2012 or 2011.

The Company’s two directors are also its two officers. Therefore none of its directors may be considered as independent.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Stan J. H. Lee, CPA, audited the Company’s financial statements from inception in 2009 through year end 2011. Anton & Chia, CPAs, audited the Company’s financial statements for the year ended September 30, 2012. The following table sets forth the aggregate fees billed to the Company by Stan J. H. Lee for 2011 and by Anton & Chia for 2012:

2012

2011

Audit fees, including the audit of the Company’s

annual financial statements and fees related to

consents and review of registration statements

      $1,040

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

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

No.

Description

---

-----------

101    The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2012 and September 30, 2011, (ii) Statement of Operations for the years ended September 30, 2012 and 2011, (iii) Statement of Changes in Stockholders’ Equity since Inception, (iv) Statement of Cash Flows for the years ended September 30, 2012 and 2011, and (v) Notes to Financial Statements.

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** XBRL Instance Document

101.SCH** XBRL Taxonomy Extension Schema Document

101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB** XBRL Taxonomy Extension Label Linkbase Document

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF** XBRL Taxonomy Extension Definition Linkbase Document

________________________

*Filed herewith.

**Furnished herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MedBook World, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 2012

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