Form 10-K/A
period 2012-09-30
Medbook World, Inc
filed 2013-02-06
CIK 1478259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               Amendment Number 1

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

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether MedBook is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

The aggregate market value of MedBook's common stock held by non-affiliates of MedBook as of the last business day of MedBook's most recently completed fiscal quarter (September 30, 2012) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to September 30, 2012). For this purpose, all of MedBook's officers and directors and their affiliates were assumed to be affiliates of MedBook.

There were 11,150,000 shares of MedBook's common stock outstanding as of December 10, 2012.

DOCUMENTS INCORPORATED BY REFERENCE: Form 10-K filed on December 18, 2012.

                                EXPLANATORY NOTE

     The purpose of this Amendment No. 1 (this "Amendment No. 1") to the Company's Annual Report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission on December 18, 2012 (the "Form 10-K"), is to revise Item 9A, Controls and Procedures, and to revise the opinion letters of our auditors to clarify, in the case of Stan Lee, the date of his audit, and in the case of Anton & Chia, the date of our incorporation.

     No other changes have been made to the Form 10-K. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events that have occurred subsequent to the original filing date of the Form 10-K, and does not modify or update in any way disclosures made in the Form 10-K.

ITEM 1. DESCRIPTION OF BUSINESS

     Incorporated be reference to our 10-K filed on December 18, 2012.

ITEM 1A. RISK FACTORS

     Incorporated be reference to our 10-K filed on December 18, 2012.

ITEM 2. PROPERTIES

     Incorporated be reference to our 10-K filed on December 18, 2012.

ITEM 3. LEGAL PROCEEDINGS

            Incorporated be reference to our 10-K filed on December 18, 2012.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Incorporated be reference to our 10-K filed on December 18, 2012.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     Incorporated be reference to our 10-K filed on December 18, 2012.

ITEM 6. SELECTED FINANCIAL DATA

     Incorporated be reference to our 10-K filed on December 18, 2012.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated be reference to our 10-K filed on December 18, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated be reference to our 10-K filed on December 18, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following documents are filed below as part of this report:

     Report of Independent Registered Public Accounting Firm, Anton & Chia, CPAs

     Report of Independent Registered Public Accounting Firm, Stan J. H. Lee,
     CPA

     All other elements of our Financial Statements are incorporated be reference to our 10-K filed on December 18, 2012.

                        [LETTERHEAD OF ANTON & CHIA, LLP



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders' of
Medbook World, Inc.:

We have audited the accompanying balance sheet of Medbook World, Inc. (a development stage company) (the "Company") as of September 30, 2012, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended and for the period from November 17, 2009 (Inception) through September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Medbook World, Inc. as of September 30, 2012 and the results of its operations and cash flows for the year then ended and for the period from November 17, 2009 (Inception) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred an accumulated deficit of $181,151 from inception to September 30, 2012. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Anton & Chia, LLP
--------------------------------
Newport Beach, California
December 10, 2012

                             Stan Jeong Ha Lee, CPA
             2160 North Central Rd. Suite 209 * Fort Lee * NJ 07024
                   P.O. Box 436402 * San Diego * CA 92143-6402
                          619-623-7799 Fax 619-564-3408
                            E-mail) stan2u@gmail.com


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEDBOOK WORLD, INC. as of September 30, 2011, and the results of its operation and its cash flows for the aforementioned periods in conformity with U.S. generally accepted accounting principles.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with our accountants and no changes to our accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report (September 30, 2012). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective such that the material information required to be included in our Securities and Exchange Commission reports was not accumulated and communicated to our management, including our principal executive officer and principal financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company. Internal control over financial reporting includes those policies and procedures that:
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

     Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     Under the supervision and with the participation of our chief executive officer and our chief financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

     INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting.

     INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly segregate duties to implement control procedures.

     LACK OF AUDIT COMMITTEE AND OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF
DIRECTORS: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

     Management is committed to improving its internal controls and will (1) continue to assess and address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

         Management has discussed the material weakness noted above with our independent registered public accounting firm. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in the Company's internal controls over financial reporting during its fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     Incorporated be reference to our 10-K filed on December 18, 2012.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated be reference to our 10-K filed on December 18, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated be reference to our 10-K filed on December 18, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

     Incorporated be reference to our 10-K filed on December 18, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Incorporated be reference to our 10-K filed on December 18, 2012.

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS

     The following documents are filed as part of this report:

Exhibit No.
-----------

  31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials are incorporated by reference to our 10-K filed on December 18, 2012:

  101 Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2012 and September 30, 2011, (ii) Statement of Operations for the years ended September 30, 2012 and 2011, (iii) Statement of Changes in Stockholders' Equity since Inception, (iv) Statement of Cash Flows for the years ended September 30, 2012 and 2011, and (v) Notes to Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MedBook World, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 4, 2013                     MEDBOOK WORLD, INC.


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