Form 10-Q
period 2012-12-31
Medbook World, Inc
filed 2013-02-14
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of February 8, 2013 was 11,150,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2012, prepared by the company, immediately follow.

MEDBOOK WORLD, INC.
(A Development Stage Company)
BALANCE SHEETS
	As of	As of
	Dec. 31, 2012	Sept. 30, 2012
ASSETS		(Audited)
Current Assets
Cash	$ 87,716	$ 89,759
Total Assets	$ 87,716	$ 89,759

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$ 4,800	$ 2,500
Shareholder Loans	208,065	202,065
Total Current Liabilities	212,865	204,565
Non-Current Liabilities	-	-
Total Liabilities	212,865	204,565

Stockholders' Deficit
Preferred stock, $.0001 par value
20,000,000 shares authorized, no
shares issued or outstanding	-	-

Common stock, $.0001 par value
100,000,000 shares authorized,
11,150,000shares issued and
outstanding as of 9/30/2010
and 9/30/2011	1,115	1,115

Additional paid in capital	65,230	65,230

Deficit accumulated during
the development stage	(191,494)	(181,151)
Total Shareholders' Deficit	(125,149)	(114,806)
TOTAL LIABILITIES & STOCKHOLDERS’ Deficit	$ 87,716	$ 89,759

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
			From Inception
			Nov. 17, 2009
	3 Months Ended		through
	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012

Revenue	$ -	$ -
Total Revenue	$ -	$ -

Expenses
Professional Expenses	9,740	21,698	113,955
General & Admin. Expenses	603	600	77,539
Total Operating Expenses	10,343	22,298	191,494
Net Loss	$ (10,343)	$ (22,298)	$ (191,494)

Basic and Diluted
Loss per Share	(0.001)	(0.002)

Weighted Average Number
of Common Shares Outstanding	11,150,000	11,150,000

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
			From Inception
			Nov. 17, 2009
	3 Months Ended		through
	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012

Operating Activities:

Net Loss including portion
Attributable to non- controlling interest	$ (10,343)	$ (22,298)	$ (191,494)

Increase (Decrease) in Accounts Payable	2,300	(18,587)	4,800

Issuance of Common Stock	-	-	11,830

Issuance of Warrants	-	-	54,515
Net Cash used in operating activities	(8,043)	(40,885)	(120,349)

Financing Activities:

Proceeds from Shareholder Loans	6,000	-	208,065

Net cash provided by financing activities	6,000	-	208,065

Cash, period increase (decrease)	(2,043)	(40,885)	87,716

Cash, beginning period	89,759	176,891	-
Cash, ending period	$ 87,716	$ 136,006	$ 87,716

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2012

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

NOTE 3. GOING CONCERN

The Company sustained operating losses during the years ended September 30, 2012 and 2011 and the quarters ended December 31, 2012 and 2011. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

COMMON STOCK:  As of December 31, 2012, there were a total of 11,150,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at November 17, 2009 and also at December 31, 2012.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of December 31, 2012 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 – NET LOSS PER SHARE

The computation of loss per share for the three months ended December 31, 2012 and 2011 is as follows:

Dec 31, 2012

Dec 31, 2011

   INCOME/LOSS PER COMMON SHARE, BASIC

Numerator

Net loss

$ (10,343)

$ (22,298)

Denominator

Weighted-average shares

11,150,000

11,150,000

Net loss per common share

$   (0.001)

$   (0.002)

===========         ===========

For the period from inception (November 17, 2009) to December 31, 2012 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

NOTE 6. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on November 17, 2009.

NOTE 7. RELATED PARTY TRANSACTIONS

A shareholder  advances the Company the necessary funds to cover customary expenses. Shareholder advances during the period year ended December 31, 2012 totaled $6,000. This brought the balance of shareholder advances as of December 31, 2012 to $208,065. Such advances are non-interest bearing and have no fixed maturity.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2012 we had assets of $87,716, all in cash, and we had liabilities of 212,865 of which sum $4,800 was accounts payable and $208,065 was the balance of loans from shareholders. As of September 30, 2012, our last audit date, we had assets of $89,759, all cash, and we had liabilities of $204,565, of which sum $2,500 was accounts payable and $202,065 was the balance of loans from shareholders. We had an accumulated deficit of $191,494. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, December 31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-K filing as filed with the SEC on December 18, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No.

Description

31.1*  Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

31.2*  Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2012 and June 30, 2012, (ii) Statement of Operations for the three months and six months ended December 31, 2012, (iii) Statement of Cash Flows for the three months and six months ended December 31, 2012, and (iv) Notes to Financial Statements.

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

Date: February 14, 2013             MEDBOOK WORLD, INC.

                                   By: /s/ Daniel C. Masters

                                       _________________________________

                                       Daniel C. Masters

                                       President, CEO and Director

                                   By: /s/ Anthony Turnbull

                                       _________________________________

                                       Anthony Turnbull

                                       CFO, Secretary, and Director