Form 10-Q
period 2013-03-31
Medbook World, Inc
filed 2013-05-15
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of May 8, 2013 was 11,150,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2013, prepared by the company, immediately follow.

MEDBOOK WORLD, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	Mar. 31, 2013	Sept. 30, 2012
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$ 59,506	$ 89,759
Total Assets	$ 59,506	$ 89,759

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$ 450	$ 2,500
Shareholder Loans	200,065	202,065

Total Current Liabilities	200,515	204,565

Non-Current Liabilities	-	-
Total Liabilities	200,515	204,565

Stockholders' Deficit
Preferred stock, $.0001 par value
20,000,000 shares authorized, no
shares issued or outstanding	-	-

Common stock, $.0001 par value
100,000,000 shares authorized,
11,150,000shares issued and
outstanding as of 9/30/2012
and 3/31/2013	1,115	1,115

Additional paid in capital	65,230	65,230

Deficit accumulated during
the development stage	(207,354)	(181,151)

Total Shareholders' Deficit	(141,009)	(114,806)

TOTAL LIABILITIES & STOCKHOLDERS’ Deficit	$ 59,506	$ 89,759

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
					From Inception
					Nov. 17, 2009
	3 Months Ended		6 Months Ended		through
	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013

Revenue	$ -	$ -	$ -	$ -	$ -

Total Revenue	-	-	-	-	-

Expenses
Professional Expenses	15,260	12,250	25,000	33,948	129,215
General & Admin. Expenses	600	600	1,203	1,200	78,139

Total Operating Expenses	15,860	12,850	26,203	35,148	207,354

Net Loss	$ (15,860)	$ (12,850)	$ (26,203)	$ (35,148)	$ (207,354)

Basic and Diluted
Loss per Share	(0.001)	(0.001)	(0.002)	(0.003)

Weighted Average Number
of Common Shares Outstanding	11,150,000	11,150,000	11,150,000	11,150,000

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
					From Inception
					Nov. 17, 2009
	3 Months Ended		6 Months Ended		through
	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013

Operating Activities:

Net Loss including portion
Attributable to noncontrolling interest	$ (15,860)	$ (12,850)	$ (26,203)	$ (35,148)	$ (207,354)

Increase (Decrease) in Accounts Payable	(4,350)	(2,198)	(2,050)	(20,785)	450

Issuance of Common Stock	-	-			11,830

Issuance of Warrants	-	-			54,515

Net Cash used in operating activities	(20,210)	(15,048)	(28,253)	(55,933)	(140,559)

Financing Activities:

Proceeds from Shareholder Loans	-	-	6,000	-	208,065
Repayment of Shareholder Loans	(8,000)	-	(8,000)	-	(8,000)

Net cash provided by financing activities	(8,000)	-	(2,000)	-	200,065

Cash, period increase (decrease)	(28,210)	(15,048)	(30,253)	(55,933)	59,506

Cash, beginning period	87,716	136,006	89,759	176,891

Cash, ending period	$ 59,506	$ 120,958	$ 59,506	$ 120,958	$ 59,506

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.

 (A Development Stage Company)

Notes to Financial Statements

March 31, 2013

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

d. CASH and CASH EQUIVALENT

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of March 31, 2013 and 2012, the Company had no cash equivalents.

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

NOTE 3. GOING CONCERN

The Company sustained operating losses during the years ended September 30, 2012 and 2011 and the quarters and six month periods ended March 31, 2013 and 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

COMMON STOCK:  As of March 31, 2013, there were a total of 11,150,000 common shares issued and outstanding.

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

NOTE 5 – NET LOSS PER SHARE

The computation of loss per share for the three months ended March 31, 2013 and 2012 is as follows:

Mar 31, 2013

Mar 31, 2012

   INCOME/LOSS PER COMMON SHARE, BASIC

Numerator

Net loss

$ (15,860)

$ (12,850)

Denominator

Weighted-average shares

11,150,000

11,150,000

Net loss per common share

$   (0.001)

$   (0.001)

===========         ===========

For the period from inception (November 17, 2009) to March 31, 2013 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

NOTE 6. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on November 17, 2009.

NOTE 7. RELATED PARTY TRANSACTIONS

A shareholder  advances the Company the necessary funds to cover customary expenses. A total of $8,000 in Shareholder advances were repaid during the period year ended March 31, 2013. This brought the balance of shareholder advances as of March 31, 2013 to $200,515. Such advances are non-interest bearing and have no fixed maturity.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2013 we had assets of $59,506, all in cash, and we had liabilities of 200,515 of which sum $450 was accounts payable and $200,065 was the balance of loans from shareholders. As of September 30, 2012, our last audit date, we had assets of $89,759, all cash, and we had liabilities of $204,565, of which sum $2,500 was accounts payable and $202,065 was the balance of loans from shareholders. As of March 31, 2013 we had an accumulated deficit of $207,354. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2013 and September 30, 2012, (ii) Statement of Operations for the three months and six months ended March 31, 2013, (iii) Statement of Cash Flows for the three months and six months ended March 31, 2013, and (iv) Notes to Financial Statements.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2013                 MEDBOOK WORLD, INC.

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