Form 10-Q
period 2013-06-30
Medbook World, Inc
filed 2013-08-14
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of August 7, 2013 was 11,150,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2013, prepared by the company, immediately follow.

MEDBOOK WORLD, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	June 30, 2013	Sept. 30, 2012
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$ 53,156	$ 89,759
Total Assets	$ 53,156	$ 89,759

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$ 7,950	$ 2,500
Shareholder Loans	$ 200,065	$ 202,065
Total Current Liabilities	$ 208,015	$ 204,565

Non-Current Liabilities	$ -	$ -
Total Liabilities	$ 208,015	$ 204,565

Stockholders' Deficit
Preferred stock, $.0001 par value
20,000,000 shares authorized, no
shares issued or outstanding	$ -	$ -
Common stock, $.0001 par value
100,000,000 shares authorized,
11,150,000shares issued and
outstanding as of 9/30/2012
and 3/31/2013	$ 1,115	$ 1,115
Additional paid in capital	$ 65,230	$ 65,230
Deficit accumulated during
the development stage	$ (221,204)	$ (181,151)
Total Shareholders' Deficit	$ (154,859)	$ (114,806)
TOTAL LIABILITIES & STOCKHOLDERS’ Deficit	$ 53,156	$ 89,759

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
From Inception
Nov. 17, 2009
	3 Months Ended		9 Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$ -	$ -	$ -	$ -	$ -
Total Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
Professional Expenses	$ 13,250	$ 16,000	$ 38,250	$ 49,948	$ 142,465
General & Admin. Expenses	$ 600	$ 600	$ 1,803	$ 1,800	$ 78,739
Total Operating Expenses	$ 13,850	$ 16,600	$ 40,053	$ 51,748	$ 221,204

Net Loss	$ (13,850)	$ (16,600)	$ (40,053)	$ (51,748)	$ (221,204)

Basic and Diluted
Loss per Share	(0.001)	(0.001)	(0.004)	(0.005)

Weighted Average Number
of Common Shares Outstanding	11,150,000	11,150,000	11,150,000	11,150,000

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From Inception
Nov. 17, 2009
	3 Months Ended		9 Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Operating Activities:

Net Loss including portion
Attributable to noncontrolling interest	$ (13,850)	$ (16,600)	$ (40,053)	$ (51,748)	$ (221,204)

Increase (Decrease) in Accounts Payable	$ 7,500	$ (4,000)	$ 5,450	$ (24,785)	$ 7,950
$ -
Issuance of Common Stock	$ -	$ -	$ -	$ -	$ 11,830

Issuance of Warrants	$ -	$ -	$ -	$ -	$ 54,515
Net Cash used in operating activities	$ (6,350)	$ (20,600)	$ (34,603)	$ (76,533)	$ (146,909)

Financing Activities:

Proceeds from Shareholder Loans	$ -	$ -	$ 6,000	$ -	$ 208,065
Repayment of Shareholder Loans	$ -	$ -	$ (8,000)	$ -	$ (8,000)
Net cash provided by financing activities	$ -	$ -	$ (2,000)	$ -	$ 200,065
Cash, period increase (decrease)	$ (6,350)	$ (20,600)	$ (36,603)	$ (76,533)	$ 53,156

Cash, beginning period	$ 59,506	$ 120,958	$ 89,759	$ 176,891
Cash, ending period	$ 53,156	$ 100,358	$ 53,156	$ 100,358	$ 53,156

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.

 (A Development Stage Company)

Notes to Financial Statements

June 30, 2013

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

d. CASH and CASH EQUIVALENT

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of June 30, 2013 and 2012, the Company had no cash equivalents.

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

NOTE 3. GOING CONCERN

The Company sustained operating losses during the years ended September 30, 2012 and 2011 and the quarters and nine month periods ended June 30, 2013 and 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

COMMON STOCK:  As of June 30, 2013, there were a total of 11,150,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at November 17, 2009 and also at June 30, 2013.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2013 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 – NET LOSS PER SHARE

The computation of loss per share for the three months ended June 30, 2013 and 2012 is as follows:

		June 30, 2013	June 30, 2012
INCOME/LOSS PER COMMON SHARE, BASIC
Numerator	Net loss	$ (13,850)	$ (16,600)
Denominator	Weighted-average shares	11,150,000	11,150,000
	Net loss per common share	$ (0.00)	$ (0.00)

For the period from inception (November 17, 2009) to June 30, 2013 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

NOTE 6. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on November 17, 2009.

NOTE 7. RELATED PARTY TRANSACTIONS

A shareholder advances the Company the necessary funds to cover customary expenses. A total of $8,000 in Shareholder advances were repaid during the quarter ended March 31, 2013 and no further advances or repayments were made during the quarter ended June 30, 2013. This brought the balance of shareholder advances as of June 30, 2013 to $200,065. Such advances are non-interest bearing and have no fixed maturity.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2013 we had assets of $53,156, all in cash, and we had liabilities of 208,015 of which sum $7,950 was accounts payable and $200,065 was the balance of loans from shareholders. As of September 30, 2012, our last audit date, we had assets of $89,759, all cash, and we had liabilities of $204,565, of which sum $2,500 was accounts payable and $202,065 was the balance of loans from shareholders. As of June 30, 2013 we had an accumulated deficit of $221,204. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2013 and September 30, 2012, (ii) Statement of Operations for the three months and nine months ended June 30, 2013, (iii) Statement of Cash Flows for the three months and nine months ended June 30, 2013, and (iv) Notes to Financial Statements.

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

Date: August 14, 2013               MEDBOOK WORLD, INC.

                                   By: /s/ Daniel C. Masters

                                       _________________________________

                                       Daniel C. Masters

                                       President, CEO and Director

                                   By: /s/ Anthony Turnbull

                                       _________________________________

                                       Anthony Turnbull

                                       CFO, Secretary, and Director