Form 10-Q/A
period 2013-03-31
Medbook World, Inc
filed 2013-11-14
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

AMENDED

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

ITEM 1.  FINANCIAL STATEMENTS

We are amending these un-audited quarterly financial statements for the period ended March 31, 2013, to state that an independent registered public accountant has not performed a review, in accordance with generally accepted audit standards of the Public Company Accounting Oversight Board (Unites States), of the included financial statements and accompanying notes.

The unreviewed financial statements immediately follow.

MEDBOOK WORLD, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	Mar. 31, 2013	Sept. 30, 2012
ASSETS	(Unreviewed)	(Audited)
Current Assets
Cash	$ 59,506	$ 89,759
Total Assets	$ 59,506	$ 89,759

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities

Accounts Payable	$ 450	$ 2,500
Shareholder Loans	$ 200,065	$ 202,065
Total Current Liabilities	$ 200,515	$ 204,565

Non-Current Liabilities	$ -	$ -
Total Liabilities	$ 200,515	$ 204,565

Stockholders' Deficit

Preferred stock, $.0001 par value
20,000,000 shares authorized, no
shares issued or outstanding	$ -	$ -

Common stock, $.0001 par value
100,000,000 shares authorized,
11,150,000shares issued and
outstanding as of 9/30/2012
and 3/31/2013	$ 1,115	$ 1,115

Additional paid in capital	$ 65,230	$ 65,230

Deficit accumulated during
the development stage	$ (207,354)	$ (181,151)
Total Shareholders' Deficit	$ (141,009)	$ (114,806)
TOTAL LIABILITIES & STOCKHOLDERS’ Deficit	$ 59,506	$ 89,759

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
Unreviewed
From Inception
Nov. 17, 2009
	3 Months Ended		6 Months Ended		through
	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013

Revenue	$ -	$ -	$ -	$ -	$ -
Total Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
Professional Expenses	$ 15,260	$ 12,250	$ 25,000	$ 33,948	$ 129,215
General & Admin. Expenses	$ 600	$ 600	$ 1,203	$ 1,200	$ 78,139

Total Operating Expenses	$ 15,860	$ 12,850	$ 26,203	$ 35,148	$ 207,354

Net Loss	$ (15,860)	$ (12,850)	$ (26,203)	$ (35,148)	$ (207,354)

Basic and Diluted
Loss per Share	(0.001)	(0.001)	(0.002)	(0.003)

Weighted Average Number
of Common Shares Outstanding	11,150,000	11,150,000	11,150,000	11,150,000

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
Unreviewed
From Inception
Nov. 17, 2009
	3 Months Ended		6 Months Ended		through
	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013

Operating Activities:

Net Loss including portion
Attributable to noncontrolling interest	$ (15,860)	$ (12,850)	$ (26,203)	$ (35,148)	$ (207,354)

Increase (Decrease) in Accounts Payable	$ (4,350)	$ (2,198)	$ (2,050)	$ (20,785)	$ 450

Issuance of Common Stock	$ -	$ -	$ -	$ -	$ 11,830

Issuance of Warrants	$ -	$ -	$ -	$ -	$ 54,515
Net Cash used in operating activities	$ (20,210)	$ (15,048)	$ (28,253)	$ (55,933)	$ (140,559)

Financing Activities:

Proceeds from Shareholder Loans	$ -	$ -	$ 6,000	$ -	$ 208,065
Repayment of Shareholder Loans	$ (8,000)	$ -	$ (8,000)	$ -	$ (8,000)
Net cash provided by financing activities	$ (8,000)	$ -	$ (2,000)	$ -	$ 200,065
Cash, period increase (decrease)	$ (28,210)	$ (15,048)	$ (30,253)	$ (55,933)	$ 59,506

Cash, beginning period	$ 87,716	$ 136,006	$ 89,759	$ 176,891
Cash, ending period	$ 59,506	$ 120,958	$ 59,506	$ 120,958	$ 59,506

MEDBOOK WORLD, INC.

 (A Development Stage Company)

Notes to Financial Statements

March 31, 2013

Unreviewed

We are filing this amendment to the un-audited quarterly financial statements for the period ended March 31, 2013, to state that an independent registered public accountant has not performed a review, in accordance with generally accepted audit standards of the Public Company Accounting Oversight Board (Unites States), of the included financial statements and accompanying notes.

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

 Unreviewed

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

Date: November 11, 2013                MEDBOOK WORLD, INC.

                                   By: /s/ Daniel C. Masters

                                       _________________________________

                                       Daniel C. Masters

                                       President, CEO and Director

                                   By: /s/ Anthony Turnbull

                                       _________________________________

                                       Anthony Turnbull

                                       CFO, Secretary, and Director