Form 10-Q/A
period 2013-06-30
Medbook World, Inc
filed 2013-11-14
CIK 1478259

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

ITEM 1.  FINANCIAL STATEMENTS

We are amending these un-audited quarterly financial statements for the period ended June 30, 2013, to state that an independent registered public accountant has not performed a review, in accordance with generally accepted audit standards of the Public Company Accounting Oversight Board (Unites States), of the included financial statements and accompanying notes.

The unreviewed financial statements immediately follow.

MEDBOOK WORLD, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	June 30, 2013	Sept. 30, 2012
ASSETS	(Unreviewed)	(Audited)

Current Assets
Cash	$ 53,156	$ 89,759
Total Assets	$ 53,156	$ 89,759

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$ 7,950	$ 2,500
Shareholder Loans	$ 200,065	$ 202,065
Total Current Liabilities	$ 208,015	$ 204,565

Non-Current Liabilities	$ -	$ -
Total Liabilities	$ 208,015	$ 204,565

Stockholders' Deficit

Preferred stock, $.0001 par value
20,000,000 shares authorized, no
shares issued or outstanding	$ -	$ -

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

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
Unreviewed
From Inception
Nov. 17, 2009
	3 Months Ended		9 Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Operating Activities:

Net Loss including portion
Attributable to noncontrolling interest	$ (13,850)	$ (16,600)	$ (40,053)	$ (51,748)	$ (221,204)

Increase (Decrease) in Accounts Payable	$ 7,500	$ (4,000)	$ 5,450	$ (24,785)	$ 7,950
$ -
Issuance of Common Stock	$ -	$ -			$ 11,830

Issuance of Warrants	$ -	$ -	$ -	$ -	$ 54,515
Net Cash used in operating activities	$ (6,350)	$ (20,600)	$ (34,603)	$ (76,533)	$ (146,909)

Financing Activities:

Proceeds from Shareholder Loans	$ -	$ -	$ 6,000	$ -	$ 208,065
Repayment of Shareholder Loans	$ -	$ -	$ (8,000)	$ -	$ (8,000)
Net cash provided by financing activities	$ -	$ -	$ (2,000)	$ -	$ 200,065
Cash, period increase (decrease)	$ (6,350)	$ (20,600)	$ (36,603)	$ (76,533)	$ 53,156

Cash, beginning period	$ 59,506	$ 120,958	$ 89,759	$ 176,891	$ -
Cash, ending period	$ 53,156	$ 100,358	$ 53,156	$ 100,358	$ 53,156

MEDBOOK WORLD, INC.

 (A Development Stage Company)

Notes to Financial Statements

June 30, 2013

Unreviewed

We are filing this amendment to the un-audited quarterly financial statements for the period ended June 30, 2013, to state that an independent registered public accountant has not performed a review, in accordance with generally accepted audit standards of the Public Company Accounting Oversight Board (Unites States), of the included financial statements and accompanying notes.

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