Form 10-K
period 2013-09-30
Medbook World, Inc
filed 2013-12-30
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

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

There were 11,150,000 shares of MedBook’s common stock outstanding as of December 27, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:       None.

MEDBOOK WORLD, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2013

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period ended September 30, 2013.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no trading market for our Common Stock at present and there has been no trading market since inception. We do have a trading symbol however there is no posted quote and no trades have taken place.

Holders

As of September 30, 2013, there were approximately 96 stockholders of record holding our common stock.

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

Also on November 17, 2009 5,000,000 warrants to purchase shares of our common stock were distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization. The warrants consist of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants are currently exercisable. They were originally due to expire on January 4, 2014, however on December 27, 2013 the Board of Directors voted to extend them for one year to January 4, 2015.

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

ITEM 6.

SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the periods ended September 30, 2013 and 2012 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

	Sept 30, 2013	Sept 30, 2012
Statement of Operations Data
Revenues	0	0
Expenses	53,653	64,247
(Net Loss)	(53,653)	(64,247)
Loss per share
Basic & Diluted	(0.005)	(0.006)

Balance Sheet Data
Cash	34,806	89,759

Total Assets	34,806	89,759

Liabilities	203,265	204,565

Stockholders’ Equity	(168,459)	(114,806)

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the periods ended September 30, 2013 and September 30, 2012. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2013 we had assets of $34,806 (all cash) and liabilities of $203,265 and we had an accumulated deficit of $234,804. As of September 30, 2012 we had assets of $89,759 (all cash) and liabilities of $204,565 and we had an accumulated deficit of $181,151. Our only expenses in 2013, and thus our entire loss, was a result of professional, general, and administrative expenses which totaled $53,653. Our only expenses in 2012, and thus our entire loss for that year, was also a result of professional, general, and administrative expenses which totaled $64,247. Our decrease in liabilities from $204,565 in 2012 to $203,265 in 2013 resulted from a decrease in shareholder loans. Our primary liabilities are loans from shareholders which total $200,065. The loans are interest-free and due on demand. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business, and we will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MedBook World, Inc’s. financial statements appear at the end of this Form 10-K; they consist of:

Reports Of Independent Registered Public Accounting Firms

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

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report (September 30, 2013). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective such that the material information required to be included in our Securities and Exchange Commission reports was not accumulated and communicated to our management, including our principal executive officer and principal financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our chief executive officer and our chief financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

68

Member since 2010

Anthony Turnbull

69

Member since 2009

Principal Occupations During at Least the Past Five Years and

Certain Directorships

Daniel Masters, age 68, has been a director and President and CEO of the Issuer since March 1, 2010. Since 2002 Mr. Masters has practiced business law with an emphasis on corporate reorganizations and Chapter 11 bankruptcies. Before establishing his current law practice Mr. Masters served as an independent investment banker and corporate finance consultant from 1990 to 2002. Between 1978 and 1989 he worked as an investment banker with L.F. Thompson & Co., and at Capital Technology Group and as Vice President for Finance with the Trilon Group, a private holding company with over a billion dollars in assets. Prior to 1978 Mr. Masters held positions as a legislative aid on the staff of the U.S. Congress and as executive assistant to the President of the University of California. Mr. Masters received his Bachelor’s Degree (A.B.) from Harvard University and a Juris Doctorate (J.D.) from Thomas Jefferson School of Law where he served on the Editorial Board of the Law Review.  He has served as an Adjunct Professor of Law at Thomas Jefferson School of Law where he teaches bankruptcy law.

Anthony Turnbull, age 69, has been a Director and the Secretary, Treasurer and CFO of the Issuer since its incorporation. He holds an MBA and is a CPA with experience in financial management, manufacturing accounting, management reporting, payroll, and taxation. Since 2011 he has been an independent consultant in accounting and finance. From 2007 to 2011 he was CFO of KOJO Worldwide a $52,000,000 upholstery and bedding manufacturing company selling to major hotels in the US and Mexico. In 2006 – 2007 he was CFO of Countryside Hospice Care, a hospice company with branches in Georgia and Alabama, and in 2004 - 2005 he was CFO of Prolong Super Lubricants, an $8,000,000 manufacturing company. From 2001 to 2004 he was Vice President Finance of Molecular Imaging Corporation, a $21,000,000 molecular imaging service company serving more than 75 hospitals throughout the US. Prior to 2001 he served as CFO to Casa de las Campanas, McCain Traffic Supply, Inc., Ride Manufacturing, Inc. and Kuma Sport, Inc. He has also held accounting positions with Stauffer Chemicals, General Foods, Kraft Foods, Commonwealth Bank in Sydney, Australia and Midland Bank Limited in London, England.

The current executive officers of the Company are as follows:

Name of Officer

Age

Position

Daniel Masters

68

President and CEO

Anthony Turnbull

69

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

ITEM 11.      EXECUTIVE COMPENSATION.

        During the year ended September 30, 2013 our Chief Executive Officer received cash compensation totaling $24,000 for the legal services he provided to the Company. During the same period our Chief Financial Officer received cash compensation totaling $6,000 for the accounting and financial services he provided to the Company. Compensation to these two individuals is expected to continue at approximately the same level during the coming year. Our officers and directors received stock as compensation for services and reimbursement for past expenses in 2009 and 2010. There are no agreements in place or contemplated at this time to provide stock compensation to our directors or officers in the future. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees at this time.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 30, 2013 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

    Name and

Number of

    Address of

Shares

    Beneficial

Beneficially        Percent

    Owner

Owned               of Class

____________________________________________________________________________

Daniel Masters

    10,045,000

90.09%

1150 Silverado, Ste 204

La Jolla, CA 92037

Anthony Turnbull

 10,000

 0.09%

1150 Silverado, Ste 204

La Jolla, CA 92037

All Officers and

    10,045,000

90.18%

Directors as a Group

(two individuals)

The remaining 1,085,000 shares of the Company's outstanding common shares are held by 94 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company’s common shares. There are, as of the date hereof, a total of 11,150,000 common shares issued and outstanding.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND

DIRECTOR INDEPENDENCE

On March 1, 2010 the president and majority shareholder of the Company, Daniel Masters, purchased 9,990,000 shares of our stock from our former president and majority shareholder Kenneth Barton. On November 17, 2009 Mr. Barton had acquired 10,000,000 shares from the Company, Mr. Masters had acquired 55,000 shares from the Company, and Anthony Turnbull acquired 10,000 shares from the Company. These transactions were all at par value ($0.0001 per share) for total value of $1,007. There were no reportable transactions with related persons during fiscal 2013 or 2012.

The Company’s two directors are also its two officers. Therefore none of its directors may be considered as independent.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Anton & Chia, CPAs, audited the Company’s financial statements for the year ended September 30, 2012, and Kenne Ruan, CPA audited the Company’s financial statements for the year ended September 30, 2013. The following table sets forth the aggregate fees billed to the Company by Anton & Chia for 2012 and by Kenne Ruan for 2013:

2013

2012

Audit fees, including the audit of the Company’s

annual financial statements and fees related to

reviews of quarterly financial statements, consents

and review of registration statements

             $4,100

      $1,040

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

101    The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2013 and September 30, 2012, (ii) Statement of Operations for the years ended September 30, 2013 and 2012, (iii) Statement of Changes in Stockholders’ Equity since Inception, (iv) Statement of Cash Flows for the years ended September 30, 2013 and 2012, and (v) Notes to Financial Statements.

///

///

///

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MedBook World, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 27, 2013

  MEDBOOK WORLD, INC.

                                   By: /s/ Daniel Masters

                                       _________________________________

                                       Daniel Masters

                                       Chief Executive Officer

                                   By: /s/ Anthony Turnbull

                                       _________________________________

                                       Anthony Turnbull

                                       CFO, Secretary, and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

 Medbook World, Inc.

 (A Development Stage Company)

We have audited the accompanying balance sheet of Medbook World, Inc. (a development stage company)  (the “Company”) as of September 30, 2013, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and the period from November 17, 2009 (inception) through September 30, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from November 17, 2009 (inception) through September 30, 2012 were audited by other auditors whose reports expressed unqualified opinions on those statements. Our opinion on the statements of operations, stockholders’ deficit and cash flows for the period from November 17, 2009 (inception) through September 30,  2013, insofar as it relates to amounts for prior periods through September 30, 2012, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medbook World, Inc. as of September 30, 2013, and the results of its operations and its cash flows for the year then ended and for the period from November 17, 2009 (inception) through September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Nevada Health Scan Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, Nevada Health Scan Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

December 26, 2013

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

/s/ Anton & Chia, LLP

Newport Beach, California

December 10, 2012

MEDBOOK WORLD, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	Sept. 30, 2013	Sept. 30, 2012
ASSETS

Current Assets
Cash	$ 34,806	$ 89,759
Total Assets	$ 34,806	$ 89,759
LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	$ 3,200	$ 2,500
Shareholder Loans	$ 200,065	$ 202,065
Total Current Liabilities	$ 203,265	$ 204,565

Stockholders' Deficit

Preferred stock, $.0001 par value
20,000,000 shares authorized, no
shares issued or outstanding	$ -	$ -

Common stock, $.0001 par value
100,000,000 shares authorized,
11,150,000shares issued and
outstanding as of 9/30/2013
and 9/30/2012	$ 1,115	$ 1,115

Additional paid in capital	$ 65,230	$ 65,230

Deficit accumulated during
the development stage	$ (234,804)	$ (181,151)
Total Shareholders' Deficit	$ (168,459)	$ (114,806)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$ 34,806	$ 89,759

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
From Inception
Nov. 17, 2009
	Year Ended	Year Ended	through
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013

Revenue	$ -	$ -	$ -
Total Revenue	$ -	$ -	$ -

Expenses	$ 53,653	$ 64,247	$ 234,804
Total Operating Expenses	$ 53,653	$ 64,247	$ 234,804

Net Loss	$ (53,653)	$ (64,247)	$ (234,804)

Basic and Diluted Earnings
Loss per Share	(0.005)	(0.006)

Weighted Average Number
of Common Shares Outstanding	11,150,000	11,150,000

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From inception, Nov. 17, 2009 to Sept. 30, 2013

				Loss
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders
	Shares	Amount	Capital	Stage	Deficit

Common Stock Issued
Per Court Order
Nov. 17 2009	1,085,000	$ 108	$ 11,722	$ -	$ 11,830

Warrants Issued
Per Court Order
Nov. 17 2009	-	-	$ 54,515	$ -	$ 54,515

Common Stock Issued
To Officers
Nov. 17, 2009	10,065,000	$ 1,007	$ (1,007)	$ -	$ -

Net loss for period
Ended Nov. 30, 2009				$ (66,345)	$ (66,345)
Balance, Nov. 30, 2009	11,150,000	$ 1,115	$ 65,230	$ (66,345)	$ -

Net loss for year
Ended Sept. 30, 2010				$ (2,500)	$ (2,500)
Balance, Sept. 30, 2010	11,150,000	$ 1,115	$ 65,230	$ (68,845)	$ (2,500)

Net loss for year
Ended Sept. 30, 2011				$ (48,059)	$ (48,059)
Balance, Sept 30, 2011	11,150,000	$ 1,115	$ 65,230	$ (116,904)	$ (50,559)

Net loss for year
Ended Sept. 30, 2012				$ (64,247)	$ (64,247)
Balance, Sept 30, 2012	11,150,000	$ 1,115	$ 65,230	$ (181,151)	$ (114,806)

Net loss for year
Ended Sept. 30, 2013				$ (53,653)	$ (53,653)
Balance, Sept 30, 2013	11,150,000	$ 1,115	$ 65,230	$ (234,804)	$ (168,459)

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From Inception
Nov. 17, 2009
	Year Ended	Year Ended	through
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013

Operating Activities

Net Loss	$ (53,653)	$ (64,247)	$ (234,804)
Adjustments to reconcile
net loss to net
cash used in operations	$ -	$ -	$ -

Increase (Decrease) in accounts payable	$ 700	$ (24,885)	$ 3,200

Changes in operating assets and liabilities	$ -	$ -	$ -

Common stock issued per court order	$ -	$ -	$ 11,830

Warrants issued per court order	$ -	$ -	$ 54,515

Net Cash used in operations	$ (52,953)	$ (89,132)	$ (165,259)
Financing Activities

Loans from Shareholder	$ (2,000)	$ 2,000	$ 200,065
Net cash provided by financing activities	$ (2,000)	$ 2,000	$ 200,065
Net increase (decrease)	$ (54,953)	$ (87,132)	$ 34,806
Cash beginning of period	$ 89,759	$ 176,891	$ -
Cash end of period	$ 34,806	$ 89,759	$ 34,806
Supplemental Disclosures of
Cash Flow Information
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Issuance of common stock to officers at discount			$ 1,007

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.

 (A Development Stage Company)

Notes to Financial Statements

September 30, 2013

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

d. CASH and CASH EQUIVALENT

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of September 30, 2013 and 2012, the Company had no cash equivalents.

e.  STOCK-BASED COMPENSATION

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

f. INCOME TAXES

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

g. IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect  recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3. GOING CONCERN

The Company sustained operating losses during the years ended September 30, 2013 and 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

COMMON STOCK:  As of September 30, 2013, there were a total of 11,150,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at November 17, 2009 and also at September, 30, 2013.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of September, 30, 2013 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE

The computation of earnings (loss) per share for the period ended September, 30, 2013 is as follows:

   INCOME/LOSS PER COMMON SHARE, BASIC

Numerator

Net income (loss)

        $ (53,653)

Denominator

Weighted-average shares

          11,150,000

===================================================

Net loss per common share

         $   (0.0048)

         ===========

For the period from inception (November 17, 2009) to September 30, 2013 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

NOTE 6. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follow:

                                               September 30, 2013   September 30, 2012

Provision computed at federal statutory rate          34.00%               34.00%

State tax, net of federal tax benefit                  0.00%                0.00%

Valuation allowance                                  -34.00%              -34.00%

Effective income tax rate                              0.00%                0.00%

                                                     =======              =======

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  The following summarizes the deferred tax assets as of September 30, 2013 and September 30, 2012:

September 30, 2013   September 30, 2012

Net operating losses                        $    53,653

       $     64,247

Less: valuation allowance                       (53,653)               (64,247)

Net deferred tax asset                            -                        -

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

At September 30, 2013, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered materially uncertain.  Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2013 and 2012.  Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

NOTE 7. RELATED PARTY TRANSACTIONS

A shareholder  advances the Company the necessary funds to cover customary expenses. Shareholder advances during the fiscal year ended September 30, 2012 totaled $2,000. This shareholder advance was repaid during the fiscal year ended September 30, 2013.

The balance of advances from the shareholder as of September 30, 2013 was $200,065, is non-interest bearing and is due on demand.

The Company neither owns nor leases any real or personal property. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8. WARRANTS

On November 17, 2009 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. (“AP”) to the administrative creditors of AP. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants are currently exercisable. They were originally due to expire on January 4, 2014, however on December 27, 2013 the Board of Directors voted to extend them for one year to January 4, 2015.

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

NOTE 9. SUBSEQUENT EVENTS

The warrants described in Note 8 above were originally due to expire on January 4, 2014, however on December 27, 2013 the Board of Directors voted to extend them for one year to January 4, 2015.