Form 10-Q/A
period 2013-03-31
Medbook World, Inc
filed 2014-01-27
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

AMENDMENT NO. 2

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

ITEM 1.  FINANCIAL STATEMENTS

We are amending these un-audited quarterly financial statements for the period ended March 31, 2013, because they were not reviewed by an independent registered public accountant in accordance with generally accepted audit standards of the Public Company Accounting Oversight Board (Unites States), when they were originally filed. The financial statements filed herein, and accompanying notes, have been reviewed by the Company’s independent registered public accountant.

The reviewed financial statements immediately follow.

MEDBOOK WORLD, INC.
(A Development Stage Company)
BALANCE SHEETS
	As of	As of
	Mar. 31, 2013	Sept. 30, 2012
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$ 59,506	$ 89,759
--------	--------	--------
Total Assets	$ 59,506	$ 89,759

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities

Accounts Payable	$ 200	$ 2,500
Shareholder Loans	$ 200,065	$ 202,065
--------	--------	--------
Total Current Liabilities	$ 200,265	$ 204,565

Non-Current Liabilities	$ -	$ -
--------	--------	--------
Total Liabilities	$ 200,265	$ 204,565

Stockholders' Deficit

Preferred stock, $.0001 par value
20,000,000 shares authorized, no
shares issued or outstanding	$ -	$ -

Common stock, $.0001 par value
100,000,000 shares authorized,
11,150,000shares issued and
outstanding as of 9/30/2012
and 3/31/2013	$ 1,115	$ 1,115

Additional paid in capital	$ 65,230	$ 65,230

Deficit accumulated during
the development stage	$ (207,104)	$ (181,151)
	--------	--------
Total Shareholders' Deficit	$ (140,759)	$ (114,806)
	--------	--------
TOTAL LIABILITIES & STOCKHOLDERS’ Deficit	$ 59,506	$ 89,759

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
From Inception
Nov. 17, 2009
	3 Months Ended		6 Months Ended		through
	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013

Revenue	$ -	$ -	$ -	$ -	$ -
--------	--------	--------	--------	--------	--------
Total Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
Professional Expenses	$ 15,010	$ 12,250	$ 24,750	$ 33,948	$ 128,965
General & Admin. Expenses	$ 600	$ 600	$ 1,203	$ 1,200	$ 78,139
--------	--------	--------	--------	--------	--------
Total Operating Expenses	$ 15,610	$ 12,850	$ 25,953	$ 35,148	$ 207,104
--------	--------	--------	--------	--------	--------

Net Loss	$ (15,610)	$ (12,850)	$ (25,953)	$ (35,148)	$ (207,104)
========	========	========	========	========	========

Basic and Diluted
Loss per Share	(0.001)	(0.001)	(0.002)	(0.003)
--------	--------	--------	--------	--------

Weighted Average Number
of Common Shares Outstanding	11,150,000	11,150,000	11,150,000	11,150,000

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From Inception
Nov. 17, 2009
	3 Months Ended		6 Months Ended		through
	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013

Operating Activities:

Net Loss including portion
Attributable to noncontrolling interest	$ (15,610)	$ (12,850)	$ (25,953)	$ (35,148)	$ (207,104)

Increase (Decrease) in Accounts Payable	$ (4,600)	$ (2,198)	$ (2,300)	$ (20,785)	$ 200

Issuance of Common Stock	$ -	$ -	$ -	$ -	$ 11,830

Issuance of Warrants	$ -	$ -	$ -	$ -	$ 54,515
----------------------	----------------	----------------	----------------	----------------	----------------
Net Cash used in operating activities	$ (20,210)	$ (15,048)	$ (28,253)	$ (55,933)	$ (140,559)

Financing Activities:

Proceeds from Shareholder Loans	$ -	$ -	$ 6,000	$ -	$ 208,065
Repayment of Shareholder Loans	$ (8,000)	$ -	$ (8,000)	$ -	$ (8,000)
----------------------	----------------	----------------	----------------	----------------	----------------
Net cash provided by financing activities	$ (8,000)	$ -	$ (2,000)	$ -	$ 200,065
-------------------------------------------	----------------	----------------	----------------	----------------	----------------
Cash, period increase (decrease)	$ (28,210)	$ (15,048)	$ (30,253)	$ (55,933)	$ 59,506

Cash, beginning period	$ 87,716	$ 136,006	$ 89,759	$ 176,891
---------------------	----------------	----------------	----------------	----------------	----------------
Cash, ending period	$ 59,506	$ 120,958	$ 59,506	$ 120,958	$ 59,506

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at November 17, 2009 and also at December 31, 2012, and also at January 17, 2014.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of December 31, 2012 and also as of January 17, 2014 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 – NET LOSS PER SHARE

The computation of loss per share for the three months ended March 31, 2013 and 2012 is as follows:

Mar 31, 2013

Mar 31, 2012

   INCOME/LOSS PER COMMON SHARE, BASIC

Numerator

Net loss

$ (15,610)

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

NOTE 7. RELATED PARTY TRANSACTIONS

A shareholder  advances the Company the necessary funds to cover customary expenses. A total of $8,000 in Shareholder advances were repaid during the quarter ended March 31, 2013. This brought the balance of shareholder advances as of March 31, 2013 to $200,065. Such advances are non-interest bearing and are due on demand.

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

NOTE 8. WARRANTS

On November 17, 2009 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. (“AP”) to the administrative creditors of AP. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants were originally exercisable at any time prior to January 4, 2014, however on December 27, 2013 the Board of Directors voted to extend them by one year to January 4, 2015. As of the date of this report, no warrants have been exercised.

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

NOTE 9. SUBSEQUENT EVENTS

The warrants described in Note 8 were originally exercisable at any time prior to January 4, 2014, however on December 27, 2013 the Board of Directors voted to extend them by one year to January 4, 2015. As of the date of this report, no warrants have been exercised.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2013 we had assets of $59,506, all in cash, and we had liabilities of 200,265 of which sum $200 was accounts payable and $200,065 was the balance of loans from shareholders. As of September 30, 2012, our last audit date, we had assets of $89,759, all cash, and we had liabilities of $204,565, of which sum $2,500 was accounts payable and $202,065 was the balance of loans from shareholders. As of March 31, 2013 we had an accumulated deficit of $207,104. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers and shareholders to meet any expenses that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free and due on demand.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-K filing as filed with the SEC on December 29, 2013.

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

Date: January 23, 2014                MEDBOOK WORLD, INC.

                                   By: /s/ Daniel C. Masters

                                       _________________________________

                                       Daniel C. Masters

                                       President, CEO and Director

                                   By: /s/ Anthony Turnbull

                                       _________________________________

                                       Anthony Turnbull

                                       CFO, Secretary, and Director