Form 10-Q/A
period 2013-06-30
Medbook World, Inc
filed 2014-01-27
CIK 1478259

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

ITEM 1.  FINANCIAL STATEMENTS

We are amending these un-audited quarterly financial statements for the period ended June 30, 2013, because they were not reviewed by an independent registered public accountant in accordance with generally accepted audit standards of the Public Company Accounting Oversight Board (Unites States), when they were originally filed. The financial statements filed herein, and accompanying notes, have been reviewed by the Company’s independent registered public accountant.

The reviewed financial statements immediately follow.

MEDBOOK WORLD, INC.
(A Development Stage Company)
BALANCE SHEETS
	As of	As of
	June 30, 2013	Sept. 30, 2012
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$ 53,156	$ 89,759
--------	--------	--------
Total Assets	$ 53,156	$ 89,759

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities

Accounts Payable	$ 1,700	$ 2,500
Shareholder Loans	$ 206,065	$ 202,065
--------	--------	--------
Total Current Liabilities	$ 207,765	$ 204,565

Non-Current Liabilities	$ -	$ -
--------	--------	--------
Total Liabilities	$ 207,765	$ 204,565

Stockholders' Deficit

Preferred stock, $.0001 par value
20,000,000 shares authorized, no
shares issued or outstanding	$ -	$ -

Common stock, $.0001 par value
100,000,000 shares authorized,
11,150,000shares issued and
outstanding as of 9/30/2012
and 3/31/2013	$ 1,115	$ 1,115

Additional paid in capital	$ 65,230	$ 65,230

Deficit accumulated during
the development stage	$ (220,954)	$ (181,151)
	--------	--------
Total Shareholders' Deficit	$ (154,609)	$ (114,806)
	--------	--------
TOTAL LIABILITIES & STOCKHOLDERS’ Deficit	$ 53,156	$ 89,759

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
From Inception
Nov. 17, 2009
	3 Months Ended		9 Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$ -	$ -	$ -	$ -	$ -
--------	--------	--------	--------	--------	--------
Total Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
Professional Expenses	$ 13,250	$ 16,000	$ 38,000	$ 49,948	$ 142,215
General & Admin. Expenses	$ 600	$ 600	$ 1,803	$ 1,800	$ 78,739
--------	--------	--------	--------	--------	--------
Total Operating Expenses	$ 13,850	$ 16,600	$ 39,803	$ 51,748	$ 220,954
--------	--------	--------	--------	--------	--------

Net Loss	$ (13,850)	$ (16,600)	$ (39,803)	$ (51,748)	$ (220,954)
========	========	========	========	========	========
Basic and Diluted
Loss per Share	(0.001)	(0.001)	(0.004)	(0.005)
--------	--------	--------	--------	--------

Weighted Average Number
of Common Shares Outstanding	11,150,000	11,150,000	11,150,000	11,150,000

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From Inception
Nov. 17, 2009
	3 Months Ended		9 Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Operating Activities:

Net Loss including portion					$ (220,954)
Attributable to noncontrolling interest	$ (13,850)	$ (16,600)	$ (39,803)	$ (51,748)	$ (220,954)

Increase (Decrease) in Accounts Payable	$ 1,500	$ (4,000)	$ (800)	$ (24,785)	$ 1,700
$ -
Issuance of Common Stock	$ -	$ -	$ -		$ 11,830

Issuance of Warrants	$ -	$ -	$ -		$ 54,515
-----------------------	----------------	----------------	----------------	----------------	----------------
Net Cash used in operating activities	$ (12,350)	$ (20,600)	$ (40,603)	$ (76,533)	$ (152,909)
$ (152,909)

Financing Activities:

Proceeds from Shareholder Loans	$ 6,000	$ -	$ 12,000	$ -	$ 214,065
Repayment of Shareholder Loans	$ -	$ -	$ (8,000)	$ -	$ (8,000)
-----------------------	----------------	----------------	----------------	----------------	----------------
Net cash provided by financing activities	$ 6,000	$ -	$ 4,000	$ -	$ 206,065
-----------------------	----------------	----------------	----------------	----------------	----------------
Cash, period increase (decrease)	$ (6,350)	$ (20,600)	$ (36,603)	$ (76,533)	$ 53,156

Cash, beginning period	$ 59,506	$ 120,958	$ 89,759	$ 176,891
-----------------------	----------------	----------------	----------------	----------------	----------------
Cash, ending period	$ 53,156	$ 100,358	$ 53,156	$ 100,358	$ 53,156

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at November 17, 2009 and also at June 30, 2013 and also at January 17, 2014.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2013 and as of January 17, 2014 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

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

NOTE 7. RELATED PARTY TRANSACTIONS

A shareholder  advances the Company the necessary funds to cover customary expenses. A total of $6,000 in Shareholder advances were made during the quarter ended June 30, 2013. This brought the balance of shareholder advances as of June 30, 2013 to $206,065. Such advances are non-interest bearing and are due on demand.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2013 we had assets of $53,156, all in cash, and we had liabilities of 207,765 of which sum $1,700 was accounts payable and $206,065 was the balance of loans from shareholders. As of September 30, 2012, our last audit date, we had assets of $89,759, all cash, and we had liabilities of $204,565, of which sum $2,500 was accounts payable and $202,065 was the balance of loans from shareholders. As of June 30, 2013 we had an accumulated deficit of $220,954. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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