Form 10-Q
period 2013-12-31
Medbook World, Inc
filed 2014-02-13
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of January 28, 2014 was 11,150,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2013, prepared by the company, immediately follow.

MEDBOOK WORLD, INC.
(A Development Stage Company)
BALANCE SHEETS
	As of	As of
	Dec. 31, 2013	Sept. 30, 2013
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$ 16,514	$ 34,806
--------	--------	--------
Total Assets	$ 16,514	$ 34,806

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities

Accounts Payable	$ 1,400	$ 3,200
Shareholder Loans	$ 206,065	$ 200,065
--------	--------	--------
Total Current Liabilities	$ 207,465	$ 203,265

Non-Current Liabilities	$ -	$ -
--------	--------	--------
Total Liabilities	$ 207,465	$ 203,265

Stockholders' Deficit

Preferred stock, $.0001 par value
20,000,000 shares authorized, no
shares issued or outstanding	$ -	$ -

Common stock, $.0001 par value
100,000,000 shares authorized,
11,150,000shares issued and
outstanding as of 9/30/2010
and 9/30/2011	$ 1,115	$ 1,115

Additional paid in capital	$ 65,230	$ 65,230

Deficit accumulated during
the development stage	$ (257,296)	$ (234,804)
	--------	--------
Total Shareholders' Deficit	$ (190,951)	$ (168,459)
	--------	--------
TOTAL LIABILITIES & STOCKHOLDERS’ Deficit	$ 16,514	$ 34,806
	========	========

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
From Inception
Nov. 17, 2009
	3 Months Ended	3 Months Ended	through
	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013

Revenue	$ -	$ -
--------	--------	--------	--------
Total Revenue	$ -	$ -

Expenses
Expenses	$ 22,492	$ 10,343	$ 257,296
--------	--------	--------	--------
Total Operating Expenses	$ 22,492	$ 10,343	$ 257,296
--------	--------	--------	--------

Net Loss	$ (22,492)	$ (10,343)	$ (257,296)
========	========	========	========

Basic and Diluted
Loss per Share	(0.002)	(0.001)
--------	--------	--------	--------

Weighted Average Number
of Common Shares Outstanding	11,150,000	11,150,000

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From Inception
Nov. 17, 2009
	3 Months Ended	3 Months Ended	through
	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013
Operating Activities:

Net Loss	$ (22,492)	$ (10,343)	$ (257,296)

Increase (Decrease) in Accounts Payable	$ (1,800)	$ 2,300	$ 1,400

Issuance of Common Stock	$ -	$ -	$ 11,830

Issuance of Warrants	$ -	$ -	$ 54,515
--------------------------------------------	----------------	----------------	----------------
Net Cash used in operating activities	$ (24,292)	$ (8,043)	$ (189,551)

Financing Activities:

Proceeds from Shareholder Loans	$ 6,000	$ 6,000	$ 206,065
--------------------------------------------	----------------	----------------	----------------
Net cash provided by financing activities	$ 6,000	$ 6,000	$ 206,065
--------------------------------------------	----------------	----------------	----------------
Cash, period increase (decrease)	$ (18,292)	$ (2,043)	$ 16,514

Cash, beginning period	$ 34,806	$ 89,759
--------------------------------------------	----------------	----------------	----------------
Cash, ending period	$ 16,514	$ 87,716	$ 16,514

MEDBOOK WORLD, INC.

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2013

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

d. CASH and CASH EQUIVALENT

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of December 31, 2013 and 2012, the Company had no cash equivalents.

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

NOTE 3. GOING CONCERN

The Company sustained operating losses during the years ended September 30, 2013 and 2012 and the quarters ended December 31, 2013 and 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

COMMON STOCK:  As of December 31, 2013, there were a total of 11,150,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at November 17, 2009 and also at December 31, 2013.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of December 31, 2013 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 – NET LOSS PER SHARE

The computation of loss per share for the three months ended December 31, 2013 and 2012 is as follows:

Dec 31, 2013

Dec 31, 2012

   INCOME/LOSS PER COMMON SHARE, BASIC

Numerator

Net loss

$ (22,492)

$ (10,343)

Denominator

Weighted-average shares

11,150,000

11,150,000

Net loss per common share

$   (0.002)

$   (0.002)

===========         ===========

For the period from inception (November 17, 2009) to December 31, 2013 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

NOTE 6. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on November 17, 2009.

NOTE 7. RELATED PARTY TRANSACTIONS

A shareholder  advances the Company the necessary funds to cover customary expenses. Shareholder advances during the period year ended December 31, 2013 totaled $6,000. This brought the balance of shareholder advances as of December 31, 2013 to $206,065. Such advances are non-interest bearing and are due on demand.

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

NOTE 8. WARRANTS

On November 17, 2009 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. (“AP”) to the administrative creditors of AP. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants are exercisable at any time prior to January 4, 2015. As of the date of this report, no warrants have been exercised.

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

NOTE 9. SUBSEQUENT EVENTS

There are no subsequent events to report.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2013 we had assets of $16,514, all in cash, and we had liabilities of 207,465 of which sum $1,400 was accounts payable and $206,065 was the balance of loans from shareholders. As of September 30, 2013, our last audit date, we had assets of $34,806, all cash, and we had liabilities of $203,265, of which sum $3,200 was accounts payable and $200,065 was the balance of loans from shareholders. At December 31, 2013 we had an accumulated deficit of $257,296. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, December 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective such that the material information required to be included in our Securities and Exchange Commission reports was not accumulated and communicated to our management, including our principal executive officer and principal financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2013 and September 30, 2013, (ii) Statement of Operations for the three months ended December 31, 2013, (iii) Statement of Cash Flows for the three months ended December 31, 2013, and (iv) Notes to Financial Statements.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2014                 MEDBOOK WORLD, INC.

                                   By: /s/ Daniel C. Masters

                                       _________________________________

                                       Daniel C. Masters

                                       President, CEO and Director

                                   By: /s/ Anthony Turnbull

                                       _________________________________

                                       Anthony Turnbull

                                       CFO, Secretary, and Director