Form 10-Q
period 2014-06-30
Medbook World, Inc
filed 2014-08-14
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of July 22, 2014 was 11,150,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2014, prepared by the company, immediately follow.

MEDBOOK WORLD, INC.
(A Development Stage Company)
BALANCE SHEETS
	As of	As of
	June 30, 2014	Sept. 30, 2013
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash	$ 4,349	$ 34,806
--------	--------	--------
Total Assets	$ 4,349	$ 34,806

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	$ 625	$ 3,200
Shareholder Loans	$ 215,065	$ 200,065
--------	--------	--------
Total Current Liabilities	$ 215,690	$ 203,265

Non-Current Liabilities	$ -	$ -
--------	--------	--------
Total Liabilities	$ 215,690	$ 203,265

Stockholders' Deficit

Preferred stock, $.0001 par value
20,000,000 shares authorized, no
shares issued or outstanding	$ -	$ -

Common stock, $.0001 par value
100,000,000 shares authorized,
11,150,000shares issued and
outstanding as of 9/30/2013
and 3/31/2014	$ 1,115	$ 1,115

Additional paid in capital	$ 65,230	$ 65,230

Deficit accumulated during
the development stage	$ (277,686)	$ (234,804)
	--------	--------
Total Shareholders' Deficit	$ (211,341)	$ (168,459)
	--------	--------
TOTAL LIABILITIES & STOCKHOLDERS’ Deficit	$ 4,349	$ 34,806
	========	========

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
From Inception
Nov. 17, 2009
	3 Months Ended		9 Months Ended		through
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Revenue	$ -	$ -	$ -	$ -	$ -
--------	--------	--------	--------	--------	--------
Total Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
Expenses	$ 8,175	$ 13,850	$ 42,882	$ 40,053	$ 277,686
--------	--------	--------	--------	--------	--------
Total Operating Expenses	$ 8,175	$ 13,850	$ 42,882	$ 40,053	$ 277,686
--------	--------	--------	--------	--------	--------

Net Loss	$ (8,175)	$ (13,850)	$ (42,882)	$ (40,053)	$ (277,686)
========	========	========	========	========	========

Basic and Diluted
Loss per Share	(0.001)	(0.001)	(0.004)	(0.004)
--------	--------	--------	--------	--------

Weighted Average
Number of Common
Shares Outstanding	11,150,000	11,150,000	11,150,000	11,150,000

MEDBOOK WORLD, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
From Inception
Nov. 17, 2009
	3 Months Ended		9 Months Ended		through
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Operating Activities:

Net Loss including portion
Attributable to noncontrolling interest	$ (8,175)	$ (13,850)	$ (42,882)	$ (40,053)	$ (277,686)

Increase (Decrease) in Accounts Payable	$ 625	$ 7,500	$ (2,575)	$ 5,450	$ 625

Issuance of Common Stock	$ -	$ -	$ -	$ -	$ 11,830

Issuance of Warrants	$ -	$ -	$ -	$ -	$ 54,515
--------------------------------------------	----------------	----------------	----------------	----------------	----------------
Net Cash used in operating activities	$ (7,550)	$ (6,350)	$ (45,457)	$ (34,603)	$ (210,716)

Financing Activities:

Proceeds from Shareholder Loans	$ 15,000	$ -	$ 27,000	$ 6,000	$ 227,065
Repayment of Shareholder Loans	$ (4,000)	$ -	$ (12,000)	$ (8,000)	$ (12,000)
--------------------------------------------	----------------	----------------	----------------	----------------	----------------
Net cash provided by financing activities	$ 11,000	$ -	$ 15,000	$ (2,000)	$ 215,065
--------------------------------------------	----------------	----------------	----------------	----------------	----------------
Cash, period increase (decrease)	$ 3,450	$ (6,350)	$ (30,457)	$ (36,603)	$ 4,349

Cash, beginning period	$ 899	$ 59,506	$ 34,806	$ 89,759
--------------------------------------------	----------------	----------------	----------------	----------------	----------------
Cash, ending period	$ 4,349	$ 53,156	$ 4,349	$ 53,156	$ 4,349

MEDBOOK WORLD, INC.

 (A Development Stage Company)

Notes to Financial Statements

June 30, 2014

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

d. CASH and CASH EQUIVALENT

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of June 30, 2014 and 2013, the Company had no cash equivalents.

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

NOTE 3. GOING CONCERN

The Company sustained operating losses during the years ended September 30, 2013 and 2012 and the quarters and nine month periods ended June 30, 2014 and 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

COMMON STOCK:  As of June 30, 2014, there were a total of 11,150,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at November 17, 2009 and also at September 30, 2013 (latest year end), and also at June 30, 2014 (latest quarter end).

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2014 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 – NET LOSS PER SHARE

The computation of loss per share for the three months ended June 30, 2014 and 2013 is as follows:

	June 30, 2014	June 30, 2013
INCOME/LOSS PER COMMON SHARE, BASIC
Numerator Net income (loss)	$ (8,175)	$ (13,850)
Denominator Weighted-average shares	11,150,000	11,150,000
Net loss per common share	$ (0.001)	$ (0.001)

For the period from inception (November 17, 2009) to June 30, 2014 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

NOTE 6. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on November 17, 2009.

NOTE 7. RELATED PARTY TRANSACTIONS

A shareholder  advances the Company the necessary funds to cover customary expenses. A total of $4,000 in Shareholder advances were repaid during the quarter ended June 30, 2014, however $15,000 in new Shareholder advances were made. This brought the balance of shareholder advances as of June 30, 2014 to $215,065. Such advances are non-interest bearing and are due on demand.

The Company paid $6,000 in management fees to its president during the quarter ended June 30, 2014. The Company neither owns nor leases any real or personal property. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2014 we had assets of $ 4,349, all in cash, and we had liabilities of $ 215,690 which consisted of $215,065 owing on loans from shareholders and $625 in accounts payable. As of September 30, 2013, our last audit date, we had assets of $34,806, all cash, and we had liabilities of $203,265, of which sum $3,200 was accounts payable and $200,065 was the balance of loans from shareholders. At June 30, 2014 we had an accumulated deficit of $277,686. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers and shareholders to meet any expenses that may occur. Our officers and shareholders have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and shareholders of the Company when the obligation is incurred. All advances are interest-free and due on demand.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports was accumulated and communicated to our management, including our principal executive officer and principal financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2014 and September 30, 2013, (ii) Statement of Operations for the nine months ended June 30, 2014, (iii) Statement of Cash Flows for the nine months ended June 30, 2014, and (iv) Notes to Financial Statements.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2014                   MEDBOOK WORLD, INC.

                                   By: /s/ Daniel C. Masters

                                       _________________________________

                                       Daniel C. Masters

                                       President, CEO and Director

                                   By: /s/ Anthony Turnbull

                                       _________________________________

                                       Anthony Turnbull

                                       CFO, Secretary, and Director