Form 10-K/A
period 2013-09-30
Medbook World, Inc
filed 2016-09-28
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53850

MEDBOOK WORLD INC.
(Exact name of registrant as specified in its charter)

DELAWARE	27-1397396
(State or Incorporation)	(I.R.S. Employer Id. No.)

28562 Oso Parkway, Unit D, Rancho Santa Margarita, CA. 92688	(949) 933-1964
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if MedBook World, Inc. (MedBook) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

Indicate by check mark if MedBook is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether MedBook (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that MedBook was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of MedBook’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether MedBook is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether MedBook is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of MedBook’s common stock held by non-affiliates of MedBook as of the last business day of MedBook’s most recently completed fiscal quarter (September 30, 2013) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to September 30, 2013). For this purpose, all of MedBook’s sole officer and director and his affiliates were assumed to be affiliates of MedBook.

There were 11,150,000 shares of MedBook’s common stock outstanding as of September 30, 2013.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note:

During current managements review of the Company’s 2013 annual report on Form 10-K in preparation to the filing of the Company’s 2014 annual report on Form 10-K, it was noticed that there was a typographical error in the Company’s audit report. After conferring with the Company’s auditor it was determined that previous management inserted a draft audit report in the Company’s 10-K as opposed to the final audit report provided by the Company’s auditor.

The 2013 Audit Report that was filed on December 30, 2013 accompanying the Company’s annual report on Form 10-K should not be relied upon, and we are filing the correct Audit report herewith and should be read in conjunction with the Company’s 2013 annual report on Form 10-K.

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Medbook World, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Medbook World, Inc. (a development stage company) (the “Company”) as of September 30, 2013, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and the period from November 17, 2009 (inception) through September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from November 17, 2009 (inception) through September 30, 2012 were audited by other auditors whose reports expressed unqualified opinions on those statements. Our opinion on the statements of operations, stockholders’ deficit and cash flows for the period from November 17, 2009 (inception) through September 30,2013, insofar as it relates to amounts for prior periods through September 30, 2012, is based solely on the report of other auditors.

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

The accompanying financial statements have been prepared assuming that Medbook World Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Medbook World Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

December 26, 2013

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDBOOK WORLD, INC.

Date: September 28, 2016	By:	/s/ Frederick Da Silva
Frederick Da Silva
President, CEO and Director

4