Form 10-K
period 2014-09-30
Medbook World, Inc
filed 2016-10-27
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

The aggregate market value of MedBook’s common stock held by non-affiliates of MedBook as of the last business day of MedBook’s most recently completed fiscal quarter (September 30, 2014) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to September 30, 2014). For this purpose, all of MedBook’s .officers and directors and their affiliates were assumed to be affiliates of MedBook.

There were 11,150,000 shares of MedBook’s common stock outstanding as of September 30, 2014.

DOCUMENTS INCORPORATED BY REFERENCE: None.

MEDBOOK WORLD, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2014

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

Description of Current Business

The Company’s officers and directors have determined that the Company lacks the resources to properly develop the business of selling medical books and publications through mail order catalogues and on line. Therefore, the Company’s officers and directors have determined to seek a merger or an acquisition with a larger, better capitalized entity which will accomplish the plan as ordered by the Court: “to enhance the distribution to creditors” and bring greater value to our shareholders. Therefore, as of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets. As a shell company, our purpose at this time, described more fully below, is to negotiate a business agreement or combination with a larger entity which will bring greater value to our shareholders. As of the date hereof, we have not identified any potential merger or acquisition partner.

The Company’s officers and directors believe that a potential merger or acquisition target will be a business which seeks the benefits of our shareholder base or status as a reporting issuer. The Company’s sole officer and director will not restrict its search to any specific industry or geographical location. The Company’s officers and directors anticipate that the Company may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky due to general economic conditions, rapid changes in the business environment, and shortages of available capital. The Company’s officers and directors believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act, but this is by no means certain.

It is our present intent to continue to comply with all of the reporting requirements under the 1934 Act. The Company’s President and CEO, Frederick DaSilva, has agreed to provide the necessary funds, with nominal interest, for the Company to comply with the 1934 Act reporting requirements. Our officers and directors has not, as of the date hereof, set a maximum dollar amount that he is willing to provide to the Company.

 It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, the Company’s officers and directors will pay these charges with their personal funds, as loans to the Company or as capital contributions. However, if loans, the only opportunity which the sole officer and director have for repayment of these loans will be from a prospective merger or acquisition candidate.

Acquisition of Opportunities

 The officers and directors of the Company will seek out business combination opportunities through their personal business contacts. Our President regularly attends meetings, with businesses seeking to expand and investors and related professionals (e.g. consultants, accountants, and attorneys) meet in hopes of working together. The officers and directors of the Company will not be limited in their search to these groups but believe that these groups will provide a networking platform from which to seek business combination opportunities.

In implementing a structure for a particular business venture, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of an agreement, it is probable that our present officer and director and the shareholders of the Company will no longer be in control of the Company. In addition, and especially if there is a business combination, our directors may, as part of the terms of the acquisition or merger, resign and be replaced by new directors without a vote of our shareholders or may sell their stock in the Company.

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

It is our present intent that we will not submit a potential merger, acquisition, or similar reorganization to our shareholders for approval. We are incorporated under the laws of Delaware and Delaware’s General Corporation Law, Section 228, provides that “…any action required by this chapter to be taken at any annual or special meeting of stockholders of a corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted "Delaware’s General Corporation Law, Section 228, also provides that “Prompt notice of the taking of the corporate action without a meeting… shall be given to those stockholders or members who have not consented in writing…”

As of September 30, 2014 the Company’s former President, Daniel Masters, owns 90.09% of our issued and outstanding shares of stock; thus his written consent to a potential merger or acquisition constitutes more than the minimum number of votes necessary to authorize such reorganization under Delaware law. Prompt notice of any such action will be filed with the Securities and Exchange Commission on Form 8-K and also on Forms PREM14C and DEFM14C and copies of these filings will be sent by first class mail, postage pre-paid, to each of our shareholders.

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

We do not intend to hire an investment banker, a business broker, or a similar professional specializing in business acquisitions. Once a potential acquisition has been identified we do intend to hire an attorney experienced in business acquisitions to prepare or review the merger or acquisition agreements and documents. Because we have no capital with which to pay legal fees our President, ., has agreed to pay these fees with personal funds, as a loan to the Company or as a capital contribution. However, this is a voluntary agreement; Our President is not contractually obligated to pay this expense.

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

Our auditor has expressed the opinion that we may not be able to continue as a going concern. His opinion letter and the notation in the financial statements indicate that we do not have revenues, significant cash reserves, or other material assets and that we are relying on advances from stockholders, officer and director to meet our limited operating expenses. We may become insolvent if we are unable to pay our debts in the ordinary course of business as they become due.

3. Our proposed plan of operation is speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the business opportunity which we identify, if any is identified. While our officers and directors intend to seek business agreement(s) or combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business agreement or combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

We have no arrangement, agreement or understanding with respect to entering into an agreement or engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business transaction. Our officers and directors have not identified any particular business for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business transaction in any form with such business opportunity. Accordingly, we may enter into a business agreement or a business combination with a business having no significant operating history, losses, limited potential or no potential for earnings, limited assets, negative net worth or other negative characteristics.

6. Our success is dependent on our officers and directors who have other full time employment, have limited experience, and will only devote limited time (part time) to working for the Company, all of which makes our future even more uncertain.

Frederick Da Siva is the President and Chief Executive Officer of the Issuer, and Kenneth Beam our Secretary and Treasurer and Chief Financial Officer of the Issuer. These are the only officers and directors of the Company. Mr. DaSilva will serve without pay while maintaining other employment. As of the date hereof, each is devoting no more than one to five hours per week to the affairs of the Company. Notwithstanding the limited availability of our officers, loss of the services of either officer would adversely affect development of our business and its likelihood of continuing in operation.

7. Our officers and directors may have a conflict of interest in selecting a merger or acquisition target because of loans that may be made to our Company.

As noted above, the Company’s officers and directors have agreed that they will pay the Company’s anticipated operating expenses with their personal funds, making interest free loans to the Company or capital contributions. If loans are made to the Company, the only opportunity they will have for repayment of these loans will be from a prospective merger or acquisition candidate. This may result in a conflict of interest in selecting a merger candidate as the officers may prefer a candidate which will repay their loans over one which will not.

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

Although we will be subject to regulation under the 1934 Act, our officers and directors believe the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

10. A merger, acquisition, or similar agreement would most likely be exclusive, resulting in a lack of diversification.

Our officers and directors anticipate that the Company may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

11. Our officers and directors most likely will not remain after we complete a business combination or will have little power to influence the direction of business development.

A business combination will, in all likelihood, result in management of the acquired business determining the timing and funding of our development. Our officers and directors will have little to do except monitor business activity, if they remain in management at all. A business combination involving the issuance of our Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our officers and directors to sell or transfer all or a portion of the Company's Common Stock held by them, and/or resign as members of the Board of Directors. The resulting change in our control could result in removal of one or both present officer and director and a corresponding reduction in or elimination of their participation in our future affairs.

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

Our officer and director believe that any potential business combination opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

15. One of our former officers is also a principal shareholder and he will be able to approve all corporate actions without shareholder consent and will control our Company.

Our principal shareholder, Frederick Da Silva, currently owns approximately 90.09% of our Common Stock. Because of this, he will have the controlling vote in all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, he is now the Company’s President and one of its officers and directors. Because he is the majority shareholder, he will be able to elect all of the members of our board of directors, allowing him to exercise significant control of our affairs and management. In addition, he may transact corporate business requiring shareholder approval, including approval of the acquisition of, or merger with, an operating company, by written consent, without soliciting the votes of other shareholders.

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

The Company's officer, director and majority shareholder have expressed their intentions not to engage in any transactions with respect to the Company's Common Stock except in connection with or following a business combination resulting in us no longer being defined as a blank check issuer. Any transactions in our Common Stock by said shareholders will require compliance with the registration requirements under the Securities Act of 1933, as amended.

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

ITEM 2. PROPERTIES

We presently utilize office space at 28562 Oso Parkway, Unit D, Rancho Santa Margarita, CA. 92688. This space is provided to the Company by our president on a rent free basis, and it is anticipated that this arrangement will continue for the next twelve months or until a merger target is identified, whichever occurs sooner.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation, pending or threatened, by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period ended September 30, 2014.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no trading market for our Common Stock at present and there has been no trading market since inception. We do have a trading symbol however there is no posted quote and no trades have taken place.

Holders

As of September 30, 2014, there were approximately 96 stockholders of record holding our common stock.

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

Also on November 17, 2009 5,000,000 warrants to purchase shares of our common stock were distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization. The warrants consist of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants are currently exercisable. They were originally due to expire on January 4, 2014, however on 2014. the Board of Directors voted to extend them for three years to January 4, 2017.

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

On November 17, 2009 the Company issued 10,065,000 restricted shares of its common stock to its sole officer and its attorney, all at par value (0.0001 per share) for total consideration of $1,007. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuance. We believed that Section 4(2) was available because:

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

Stock Splits

We have never authorized a forward stock split or reverse stock split.

Repurchases

We have never repurchased any shares of our common stock, nor were any repurchases made on our behalf, nor have any future repurchases been authorized.

ITEM 6. SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the periods ended September 30, 2014 and 2013 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein.

The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

	Sept 30, 2014	Sept 30, 2013
Statement of Operations Data
Revenues	0	0
Expenses	47,637	53,653
(Net Loss)	(47,637)	(53,653)
Loss per share
Basic & Diluted	(0.0052)	(0.048)

Balance Sheet Data
Cash	175	34,806

Total Assets	175	89,759

Liabilities	216,671	204,565

Stockholders’ Equity	(216,096)	(114,806)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the periods ended September 30, 2014 and September 30, 2013. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014 we had assets of $175 (all cash) and liabilities of $216,271 and we had an accumulated deficit of $282,441. As of September 30, 2013 we had assets of $34,806 (all cash) and liabilities of $203,265 and we had an accumulated deficit of $168,459 Our only expenses in 2014, and thus our entire loss, was a result of professional, general, and administrative expenses which totaled $49,631 Our only expenses in 2013 and thus our entire loss for that year, was also a result of professional, general, and administrative expenses which totaled $52,953 Our increase in liabilities from $203,265 in 2013 to $216,271 in 2014 resulted from an increase in . loans. Our primary liabilities are loans from shareholders which total $215,379 the loans are either interest-free or have a nominal interest rate (5%) and due on demand upon giving 30 days notice to the Company. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business, and we will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

RESULTS OF OPERATIONS

The Company has no current operations and does not have any revenues or earnings from operations. Moreover, the Company has had no operations and no revenues since its inception on November 17, 2009, and no operations will develop unless and until the Company is successful in its plan to merge with or acquire an operating business.

GOING CONCERN.

The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have cash or other material assets nor does it have any operations or revenues from operations. It is relying on advances from stockholders, officer and director to meet its limited operating expenses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MedBookWorld, Inc.’s financial statements appear at the end of this Form 10-K; they consist of:

i.	Reports Of Independent Registered Public Accounting Firms
ii.	Balance Sheets
iii.	Statement of Operations
iv.	Statement of Changes in Stockholders’ Equity
v.	Statement of Cash Flows
vi.	Notes to Financial Statements

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our accountants and no changes to our accounting and financial disclosure.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report (September 30, 2014). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective such that the material information required to be included in our Securities and Exchange Commission reports was not accumulated and communicated to our management, including our principal executive officer and principal financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our chief executive officer and our chief financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The current members of our board of directors are as follows:

Name of Director:	Frederick DaSilva
Age:	54
Year First Became a Director:	Member since 2014

Name of Director:	Kenneth Beam
Age:	44
Year First Became a Director:	Member since September 2016

The current executive officers of the Company are as follows:

Name of Officer:	Frederick DaSilva
Age:	54
Position:	President and CEO, Secretary, Treasurer, and CFO
Officer since:	December 2014.

Name of Officer:	Kenneth Beam
Age:	44
Position:	Secretary, Treasurer, and CFO
Officer since:	September 2016

Principal Occupations During at Least the Past Five Years and  Certain Directorships

Frederick DaSilva

Mr. DaSilva holds a business diploma in Finance and Marketing, and for the last five years has been directly involved in raising investment capital for several companies in the Mining and natural resource sector, ranging from start-up companies to emerging public companies. From February 2013 to present Mr. DaSilva has been and continues to be an officer and Director of Centor Energy, Inc. and from May 2013 to February 2014 Mr. DaSilva was an officer of BrightRock Gold Corp. and from March 2014 to Present Mr. DaSilva has been President and a director of National Asset Recovery Corp.

Kenneth Beam

Kenneth J. Beam, Certified Public Accountant is the Principal and Manger of Kenneth J. Beam, CPA P.C., a full-service Certified Public Accounting and Consulting Firm in located in Boone, North Carolina. Kenneth is responsible for all operations of the company and all services provided to a wide variety of clientele across the United States. Areas of practice include, but are not limited to: internal and external financial reporting, advanced taxation, auditing, compliance, internal control assessment, representation, and CFO services.

Mr. Beam possesses extensive operational and financial experience with both private and public companies with over twenty-two years in the accounting profession. Mr. Beam has performed investigative audits throughout the United States, Canada, and South America that have resulted in numerous discoveries of fraud.

As a Certified Public Accountant, Mr. Beam is responsible for overall financial management, financial reporting and transparency, advanced taxation and long-range planning, and Sarbanes-Oxley compliance. The services provided ensure efficient, timely, and transparent financial disclosures and regulatory compliance. In addition, Mr. Beam leads both start-up and established organizations through mergers, acquisitions, and dispositions as a function of corporate development.

On or about August 22, 2016 Kenneth Beam CPA became an officer of Inolife Technologies in the capacity of CFO and Treasurer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended September 30, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended September 30, 2014, and the representations made by the reporting persons to us, we believe that during the year ended September 30, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have not complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 6/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Daniel Masters President, CEO, Secretary,	2014	20,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer and Director	2013	24,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Anthony Turnbull CFO	2014	4,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Director	2013	6,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Narrative Disclosure to Summary Compensation Table

During the year ended September 30, 2014 our former Chief Executive Officer received cash compensation totaling $20,000 for the services he provided to the Company. During the same period our Chief Financial Officer received cash compensation totaling $4,000 for the accounting and financial services he provided to the Company. Compensation to these individuals is expected to continue at approximately the same level during the coming year. Our officers and directors received stock as compensation for services and reimbursement for past expenses in 2009 and 2010. There are no agreements in place or contemplated at this time to provide stock compensation to our directors or officers in the future. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees at this time.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or un-exercisable options, as of the year ended September 30, 2014

Option Exercises

In fiscal 2014 and 2013, none of our Named Executive Officers exercised any options to purchase shares of our common stock.

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following, or in connection with the retirement of any of our employees.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments upon Termination or Change in Control

We do not have any contract, agreement, plan or arrangement that provides for any payment to any of our Named Executive Officers at, following, or in connection with a termination of the employment of such Named Executive Officer, a change in control of the Company or a change in such Named Executive Officer’s responsibilities.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Employment Contracts

We currently do have an employment contract with our officer that have been executed to the year ended September 30, 2014.

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended September 30, 2014, and we have not granted any stock options since our inception.

Compensation Arrangements

As of September 30, 2016 we currently have no employment contracts with our officers that have been executed subsequent to the year ended September 30, 2014. Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business.

Accordingly, we record the fair value of contributed executive services provided to us at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year which the services are provided. We do currently do not have any agreements for the compensation of our consultants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 30, 2014 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officer and director of the Company as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class (%)

Frederick DaSilva 28562 Oso Parkway, Unit D, Rancho Santa Margarita, CA. 92688	Common	10,045,000	90.09%
Anthony Turnbull 1150 Silverado, Ste 204 La Jolla, CA 92037	Common	10,000	0.09%
All Persons as a Group (2 Persons)	Common	10,055,000	90.18%

__________

1.	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

2.	Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

3.	Percentages are based on 11,150,000 shares of Common stock outstanding as of September 30, 2014.

The remaining 1,085,000 shares of the Company's outstanding common shares are held by 94 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company’s common shares. There are, as of the date hereof, a total of 11,150,000 common shares issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

On March 1, 2010 the former president and majority shareholder of the Company, Daniel Masters, purchased 9,990,000 shares of our stock from our former president and majority shareholder Kenneth Barton. On November 17, 2009 Mr. Barton had acquired 10,000,000 shares from the Company, Mr. Masters had acquired 55,000 shares from the Company, and Anthony Turnbull acquired 10,000 shares from the Company. These transactions were all at par value ($0.0001 per share) for total value of $1,007.

In December 2014 Frederick DaSilva our current President and CEO purchased 10,045,000 Common shares of our stock from our former president and majority shareholder Daniel Masters.

There were no further reportable transactions with related persons during fiscal 2014 or 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Kenne Ruan, CPA audited the Company’s financial statements for the years ended September 30, 2014 and 2013.

The following table sets forth the aggregate fees billed to the Company by Kenne Ruan CPA for 2013 and by Kenne Ruan CPA for 2014:

	Year Ended September 30, 2014		Year Ended September 30, 2013

Audit fees		$5,400		$4,100
Audit-related fees	$		$
Tax fees		$0		$0
All other fees		$0		$0
Total		$5,400		$4,100

Audit Fees

During the fiscal year ended September 30, 2014, we incurred approximately $5,400 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended September 30, 2014

During the fiscal year ended September 30, 2013 we incurred approximately $4,100 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended September 30, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended September 30, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended September 30, 2014and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended September 30, 2014and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed herewith as part of this report:

No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL (extensible Business Reporting Language); (i) Balance Sheets at September 30, 2014 and September 30, 2013, (ii) Statement of Operations for the years ended September 30, 2014 and 2013, (iii) Statement of Changes in Stockholders’ Equity since Inception, (iv) Statement of Cash Flows for the years ended September 30, 2014 and 2013, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MedBook World, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDBOOK WORLD, INC.

Date: October 26, 2016	By:	/s/ Frederick DaSilva
Frederick DaSilva
President, Chief Executive Officer and Director

FINANCIAL STATEMENTS

i.	Reports Of Independent Registered Public Accounting Firms	F-2
ii.	Balance Sheets	F-3
iii.	Statement of Operations	F-4
iv.	Statement of Changes in Stockholders’ Equity	F-5
v.	Statement of Cash Flows	F-6
vi.	Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Medbook World Inc.

We have audited the accompanying balance sheets of Medbook World Inc. as of September 30, 2014 and 2013, and the related statements of income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2014. Medbook World Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medbook World Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kenne Ruan, CPA, P.C

Woodbridge, Connecticut October 26, 2016

MEDBOOK WORLD, INC.
BALANCE SHEETS

	As of	As of
	Sept. 30, 2014	Sept. 30, 2013
ASSETS

Current Assets
Cash	$175	$34,806

Total Assets	$175	$34,806

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$600	$3,200
Due to Related Party	15,606
Note Payable	$200,065	$200,065

Total Current Liabilities	$216,271	$203,265

Stockholders' Deficit
Preferred stock, $.0001 par value 20,000,000 shares authorized, no shares issued or outstanding	$-	$-
Common stock, $.0001 par value 100,000,000 shares authorized, 11,150,000 shares issued and outstanding as of 9/30/2014 and 9/30/2013	$1,115	$1,115
Additional paid in capital	$65,230	$65,230
Deficit accumulated during the development stage	$(282,441)	$(234,804)

Total Shareholders' Deficit	$(216,096)	$(168,459)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$175	$34,806

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.
STATEMENT OF OPERATIONS

	Year Ended	Year Ended
	Sept. 30, 2014	Sept. 30, 2013

Revenue	$-	$-

Total Revenue	$-	$-

General and Administrative Expenses	$47,324	$53,653
Total Operating Expenses	$47,324	$53,653

Other Expenses
Interest expense	$313
Net Loss	$(47,637)	$(53,653)

Basic and Diluted Earnings
Loss per Share	(0.004)	(0.005)

Weighted Average Number of Common Shares Outstanding	11,150,000	11,150,000

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
September 30, 2013 and Sept. 30, 2014

			Additional		Total
	Common Stock		Paid-in	Loss	Stockholders
	Shares	Amount	Capital	Accumulated	Deficit

Balance October 1, 2012	11,150,000	11,115	65,230	(181,151)	(114,806)

Net loss for year
Ended Sept. 30, 2013				$(53,653)	$(53,653)

Balance, Sept 30, 2013	11,150,000	$1,115	$65,230	$(234,806)	$(168,459)

Net loss for year
Ended Sept. 30, 2014				$(47,637)	$(47,637)

Balance, Sept 30, 2014	11,150,000	$1,115	$65,230	$(282,441)	$(216,096)

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Sept. 30, 2014	Sept. 30, 2013

Operating Activities

Net Loss	$(47,637)	$(53,653)

Adjustments to reconcile net loss to net cash used in operations	$-	$-

Increase (Decrease) in accounts payable	$(2,600)	$700

Interest Expense		$-
Imputed interest	$-
Accrued interest and other Related Party Payable	$606

Net Cash used in operations	$(49,631)	$(52,953)

Financing Activities

Proceeds from Related Party Loans	$15,000
Repayment of Loans	$-	$(2,000)
Net cash provided by financing activities	$15,000	$(2,000)
Net increase (decrease)	$(34,631)	$(54,953)
Cash beginning of period	$34,806	$89,759
Cash end of period	$175	$34,806

Supplemental Disclosures of Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.

Notes to Financial Statements

September 30, 2014

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

d. CASH and CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of September 30, 2014 and 2013, the Company had no cash equivalents.

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

g. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted.

The Company adopted ASU 2014-10 during the years since January 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.

In January 2015, FASB issued Accounting Standards Update (ASU) No. 201501 Income Statement – Extraordinary and Unusual Items, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. This update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years.

The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.

The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

The Company sustained operating losses during the years ended September 30, 2014 and 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The officer and director have committed to advancing certain operating costs of the Company.

Management plans to seek a strategic partner to assist in the development of the book sales business, or a merger or acquisition partner with the resources to take the Company in a new direction and bring greater value to its shareholders. Management has yet to identify any of these and there is no guarantee that the Company will be able to identify such opportunities in the future.

NOTE 3. GOING CONCERN

The Company sustained operating losses during the years ended September 30, 2014 and 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The officer and director have committed to advancing certain operating costs of the Company.

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at November 17, 2009 and also at September 30, 2014.

Preferred Stock: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of September 30, 2014 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE

The computation of earnings (loss) per share for the period ended September 30, 2014 is as follows:

INCOME/LOSS PER COMMON SHARE, BASIC

Numerator
Net income (loss)	$(47,637)

Denominator
Weighted-average shares	11,150,000

Net loss per common share	$(0.0043)

As of September 30, 2014 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

NOTE 6. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follow:

	September 30, 2014	September 30, 2013
Provision computed at federal statutory rate	34.00%	34.00%
State tax, net of federal tax benefit	0.00%	0.00%
Valuation allowance	-34.00%	-34.00%
Effective income tax rate	0.00%	0.00%

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. The following summarizes the deferred tax assets as of September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
Net operating losses	$47,637	$53,653
Less: valuation allowance	(47,637)	(53,653)
Net deferred tax asset .	-	-

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

At September 30, 2014, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered materially uncertain. Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2014 and 2013. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

NOTE 7. RELATED PARTY TRANSACTIONS

On May 7th, 2014 the Company received advances in the amounts of $15,000 and $293 from a related party to cover customary expenses. Advances during the fiscal year ended September 30, 2014 totaled $15,606 which bears a 5% interest rate and is due upon demand giving 30 days notice. This advance and interest has not been repaid in part or in whole during the fiscal year ended September 30, 2014.

The Company neither owns nor leases any real or personal property. The officers and directors for the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8. CONVERTIBLE LOAN/RECLASSIFICATION

On July 24, 2011 the Company entered in to a convertible promissory note(s) and received advances from an unrelated party in the amount of $200,065 this note is non-interest bearing, has a conversion price of $0.01 and maybe converted only in part up to 9.99% of the issued and outstanding shares at one time, and is payable upon demand. As of September 30, 2014 no amounts have been paid to the note holder and no conversions have taken place.

Originally it was thought that the advances and requisite convertible promissory note was from a related party and was later determined that the advances and note were from an unrelated party and has since been reclassified as such.

NOTE 9. WARRANTS

On November 17, 2009 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. (“AP”) to the administrative creditors of AP. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants are currently exercisable. They were originally due to expire on January 4, 2014, however on December 27, 2014 the Board of Directors voted to extend them for three years to January 4, 2017.

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

NOTE 10. SUBSEQUENT EVENTS

The warrants described in Note 8 above were originally due to expire on January 4, 2014, however on December 20, 2014 the Board of Directors voted to extend them for three years to January 4, 2017.

In December 2014 Frederick Dasilva our current President and CEO purchased 10,045,000 Common shares of our stock from our former president and majority shareholder Daniel Masters.

On September 23, 2015 Daniel Masters resigned his positions as an officer and director Of MedBook World Inc.

On September 29, 2016 Mr. Kenneth Beam CPA was appointed to the Board of Directors and as an Officer and Director in the capacity of Secretary, Treasurer and CFO.

