Form 10-Q
period 2014-12-31
Medbook World, Inc
filed 2016-11-08
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

COMMISSION FILE NUMBER: 000-53850

MEDBOOK WORLD, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	27-1397396
(State of Incorporation)	(I.R.S. Employer ID Number)

28562 Oso Parkway, Unit D, Rancho

Santa Margarita, CA. 92688 (949) 933-1964

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of December 31, 2014 was 11,150,000.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2014, prepared by the company, immediately follow.

MedBook World Inc.

BALANCE SHEETS

	December 31,	September 30,
	2014	2014
	(Unaudited)	Audited
ASSETS
Current assets:
Cash	$175	$175

Total assets	175	175

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts Payable and Accrued Liabilities	1,243	600
Due to Related Party	15,798	15,606
Due to Unrelated Party	200,065	200,065
Total liabilities	217,106	216,271

Stockholders' deficit:
Common stock; authorized 100,000,000; 11,150,000 shares at $0.0001 par value	1,115	1,115
Additional Paid in Capital	65,230	65,230
Deficit accumulated	(283,276)	(282,441)
Total stockholders' deficit	(216,931)	(216,096)

Total liabilities and stockholders' equity	$175	$175

The accompanying notes are an integral part of these financial statements

MedBook World Inc.
STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Month Period Ended December 31, 2014	For the Three Month Period Ended December 31, 2013
Operating Expenses:

General and administrative	$643	$22,492
Total Operating Expenses	643	22,492

Other Expenses
Interest Expense, net	192	-

Net loss for the period	$(835)	$(22,492)

Net loss per share:
Basic and diluted	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	11,150,000	11,150,000

The accompanying notes are an integral part of these financial statements

MedBook World Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months ended December 31, 2014	For the Three Months ended December 31, 2013

Cash flow from operating activities:
Net loss	$(835)	$(22,492)
Interest Expense	$192	-
Changes in operating assets and liabilities:	643	$(1,800)
Prepaid Expenses	-	-
Net Cash Used in Operating activities	$-	$(24,292)

Cash flows from financing activities:
Proceeds from Related Party Loan	-	6,000
Net cash provided by financing activities	-	6,000

Decrease in cash during the period	-	(18,292)

Cash, beginning of period	175	34,806

Cash, end of period	$175	$16,514

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

MEDBOOK WORLD, INC.

Notes to Financial Statements

December 31, 2014

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

d. CASH and CASH EQUIVALENT

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of December 31, 2014 and 2013, the Company had no cash equivalents.

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

h. RECENT ACCOUNTING PRONOUNCE MENTS

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

NOTE 3. GOING CONCERN

The Company sustained operating losses during the years ended September 30, 2014 and 2013 and the three month periods ended December 31, 2014 and 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

COMMON STOCK: As of December 31, 2014, there were a total of 11,150,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at November 17, 2009 and also at September 30, 2013 (latest year end), and also at December 31, 2014 (latest quarter end).

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of December 31, 2014 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5. NET LOSS PER SHARE

The computation of loss per share for the three months ended December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
INCOME/LOSS PER COMMON SHARE, BASIC
Numerator Net income (loss)	$(835)	$(13,850)
Denominator Weighted-average shares	11,150,000	11,150,000
Net loss per common share	$(0.001)	$(0.001)

For the period from inception (November 17, 2009) to December 31, 2014 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

NOTE 6. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on November 17, 2009.

NOTE 7. RELATED PARTY TRANSACTIONS

On May 7, 2014, the Company issued a note of $15,000 payable to a major shareholder. The note bears 5% annual interest and due on demand. The Company accrued interest of $192 on the note for the three months ended December 31, 2014; and during the three months ended December 31, 2013, the Company received $6,000 to cover its expenses. As of December 31 and September 30, 2014, the balances of due to related party were $15,798 and $15,606, respectively.

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

NOTE 8. CONVERTIBLE LOAN./RECLASSIFICATION

On July 24, 2011 the Company entered in to a convertible promissory note(s) and received advances from an unrelated party in the amount of $200,065 this note is non-interest bearing, has a conversion price of $0.01 and maybe converted only in part up to 9.9% of the issued and outstanding shares at one time, and is payable upon demand. As of December 31, 2014 no amounts have been paid to the note holder and no conversions have taken place.

Originally it was thought that the advances and requisite convertible promissory note was from a related party and was later determined that the advances and note were from an unrelated party and has since been reclassified as such as of September 30, 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014 we had assets of $ 175, all in cash, and we had liabilities of $217,106 which consisted of $200,065 owing on loans from unrelated parties and 15,798 from related parties and $1,243 in accounts payable. As of September 30, 2014, our last audit date, we had assets of $175 all cash, and we had liabilities of $216,271, of which sum $600 was accounts payable and 15,606 in loans and interest from a related party $200,065 was the balance of loans from unrelated third parties. At December 31, 2014 we had an accumulated deficit of $283,276. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, December 31, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports was accumulated and communicated to our management, including our principal executive officer and principal financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-K filing as filed with the SEC on October 27, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2014 and September 30, 2014, (ii) Statement of Operations for the three months ended December 31, 2014, (iii) Statement of Cash Flows for the three months ended December 31, 2014, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDBOOK WORLD, INC.

Date: November 8, 2016	By:	/s/ Frederick Da Silva
Frederick Da Silva
President, CEO and Director

