Form 10-Q
period 2015-06-30
Medbook World, Inc
filed 2016-12-01
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of June 30, 2015 was 11,150,000.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended June 30, 2015, prepared by the Company, immediately follow.

MEDBOOK WORLD INC.

BALANCE SHEETS

	June	September
	30, 2015	30, 2014
	(Unaudited)	Audited
ASSETS

Current assets:
Cash	$175	$175

Total assets	175	175

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	2,552	600
Due to related party	16,202	15,606
Due to unrelated party	200,065	200,065
Total liabilities	218,819	216,271

Stockholders' deficit:
Common stock; authorized 100,000,000; 11,150,000 shares at $0.0001 par value	1,115	1,115
Additional paid-in capital	65,230	65,230
Accumulated deficit	(284,989)	(282,441)
Total stockholders' deficit	(218,644)	(216,096)

Total liabilities and stockholders' deficit	$175	$175

The accompanying notes are an integral part of these financial statements

MEDBOOK WORLD INC.

INCOME STATEMENT

(UNAUDITED)

	For the Three Month Period Ended June 30, 2015	For the Three Month Period Ended June 30, 2014	For the Nine Month Period Ended June 30, 2015	For the Nine Month Period Ended June 30, 2014

Operating Expenses:
General and administrative	$670	$8,175	$1,952	$42,882
Total Operating Expenses	670	8,175	1,952	42,882

Other Expenses
Interest Expense, net	206	-	596	-

Net loss for the period	$(876)	$(8,175)	$(2,548)	$(42,882)

Net loss per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding:
Basic and diluted	11,150,000	11,150,000	11,150,000	11,150,000

The accompanying notes are an integral part of these financial statements

MEDBOOK WORLD INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months ended June 30, 2015	For the Nine Months ended June 30, 2014

Cash flow from operating activities:
Net loss	$(2,548)	$(42,882)
Interest Expense	596	-
Changes in operating assets and liabilities:	$1,952	$(2,575)
Prepaid Expenses	-	-
Net Cash Used in Operating activities	$0	$(45,457)

Cash flows from financing activities:
Proceeds from Shareholder Loan		27,000
Repayment of Shareholder Loan	-	(12,000)
Net cash provided by financing activities	-	15,000

Decrease in cash during the period	0	(30,457)

Cash, beginning of period	175	34,806

Cash, end of period	$175	$4,349

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

MEDBOOK WORLD, INC.

Notes to Financial Statements

June 30, 2015

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

d. CASH and CASH EQUIVALENT

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of June 30, 2015 and September 30, 2014 the Company had no cash equivalents.

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

NOTE 3. GOING CONCERN

The Company sustained operating losses during the years ended September 30, 2014 and 2013 and the quarters and nine month periods ended June 30, 2015 and 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

COMMON STOCK: As of June 30, 2015, there were a total of 11,150,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at November 17, 2009 and also at September 30, 2014 (latest year end), and also at June 30, 2015 (latest quarter end).

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2015 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 . NET LOSS PER SHARE

The computation of loss per share for the three months ended June 30, 2015 and 2014 is as follows:

	June 30, 2015	June 30, 2014
INCOME/LOSS PER COMMON SHARE, BASIC
Numerator Net income (loss)	$(876)	$(8,175)
Denominator Weighted-average shares	11,150,000	11,150,000
Net loss per common share	$(0.000)	$(0.001)

For the period from inception (November 17, 2009) to June 30, 2015 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

NOTE 6. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on November 17, 2009.

NOTE 7. RELATED PARTY TRANSACTIONS

On May 7, 2014, the Company issued a note of $15,000 payable to a major shareholder. The note bears 5% annual interest and due on demand. The Company accrued interest of $206 on the note for the three months ended June 30, 2015; and A total of $4,000 in Shareholder advances were repaid during the quarter ended June 30, 2014, and $15,000 in new Shareholder advances were made during this period.  As of June 30, 2015 and September 30, 2014, the balances of due to related party were $16,202 and $15,606, respectively.

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

NOTE 8. CONVERTIBLE LOAN/RECLASSIFICATION

On July 24, 2011 the Company entered in to a convertible promissory note(s) and received advances from an unrelated party in the amount of $200,065 this note is non-interest bearing, has a conversion price of $0.01 and maybe converted only in part up to 9.9% of the issued and outstanding shares at one time, and is payable upon demand. As June 30, 2015 no amounts have been paid to the note holder and no conversions have taken place.

Originally it was thought that the advances and requisite convertible promissory note was from a related party and was later determined that the advances and note were from an unrelated party and has since been reclassified as such as of September 30, 2014.

NOTE 9. WARRANTS

On November 17, 2009 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. (“AP”) to the administrative creditors of AP. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants were originally exercisable at any time prior to January 4, 2014, however on December 20, 2014 the Board of Directors voted to extend them by three years to January 4, 2017. As of the date of this report, no warrants have been exercised.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015 we had assets of $ 175, all in cash, and we had liabilities of $218,819 which consisted of $16,202 owing on amounts due to related parties and 200,065 in amounts owing to unrelated parties and $2,552 in accounts payable. As of September 30, 2014, our last audit date, we had assets of $175 all cash, and we had liabilities of $216,271 of which sum of $600 was accounts payable and $215,671 was the balance of amounts due to related and unrelated parties. At June 30, 2015 we had an accumulated deficit of $284,989. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports was accumulated and communicated to our management, including our principal executive officer and principal financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2015 and September 30, 2014, (ii) Statement of Income for the three months ended June 30, 2015, (iii) Statement of Cash Flows for the three months ended June 30, 2015, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDBOOK WORLD INC.

Date: December 1, 2016	By:	/s/ Frederick Da Silva
Frederick Da Silva
President, CEO and Director

