Form 10-K
period 2015-09-30
Medbook World, Inc
filed 2017-01-19
CIK 1478259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

The aggregate market value of MedBook’s common stock held by non-affiliates of MedBook as of the last business day of MedBook’s most recently completed fiscal quarter (September 30, 2015) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to September 30, 2015). For this purpose, all of MedBook’s officers and directors and their affiliates were assumed to be affiliates of MedBook.

There were 11,150,000 shares of MedBook’s common stock outstanding as of September 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE: None.

MEDBOOK WORLD, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2015

ITEM 1.DESCRIPTION OF BUSINESS

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

It is our present intent to continue to comply with all of the reporting requirements under the 1934 Act. The Company’s President and CEO, Frederick Da Silva, has agreed to provide the necessary funds, with nominal interest, for the Company to comply with the 1934 Act reporting requirements. Our officers and directors has not, as of the date hereof, set a maximum dollar amount that he is willing to provide to the Company.

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

It is our present intent that we will not submit a potential merger, acquisition, or similar reorganization to our shareholders for approval. We are incorporated under the laws of Delaware and Delaware’s General Corporation Law, Section 228, provides that “…any action required by this chapter to be taken at any annual or special meeting of stockholders of a corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted ” Delaware’s General Corporation Law, Section 228, also provides that “Prompt notice of the taking of the corporate action without a meeting… shall be given to those stockholders or members who have not consented in writing…”

As of September 30, 2015 the Company’s President, Frederick Da Silva, owns 90.09% of our issued and outstanding shares of stock; thus his written consent to a potential merger or acquisition constitutes more than the minimum number of votes necessary to authorize such reorganization under Delaware law. Prompt notice of any such action will be filed with the Securities and Exchange Commission on Form 8-K and also on Forms PREM14C and DEFM14C and copies of these filings will be sent by first class mail, postage pre-paid, to each of our shareholders.

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

We do not intend to hire an investment banker, a business broker, or a similar professional specializing in business acquisitions. Once a potential acquisition has been identified we do intend to hire an attorney experienced in business acquisitions to prepare or review the merger or acquisition agreements and documents. Because we have no capital with which to pay legal fees our President, has agreed to pay these fees with personal funds, as a loan to the Company or as a capital contribution. However, this is a voluntary agreement; Our President is not contractually obligated to pay this expense.

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

Frederick Da Silva is the President and Chief Executive Officer of the Issuer, and Kenneth Beam our Secretary and Treasurer and Chief Financial Officer of the Issuer. These are the only officers and directors of the Company. Mr. Da Silva will serve without pay while maintaining other employment. As of the date hereof, each is devoting no more than one to five hours per week to the affairs of the Company. Notwithstanding the limited availability of our officers, loss of the services of either officer would adversely affect development of our business and its likelihood of continuing in operation.

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

8. The reporting requirements under federal securities law may delay orprevent us from making certain acquisitions.

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

ITEM 2. PROPERTIES

We presently utilize office space at 28562 Oso Parkway, Unit D, Rancho Santa Margarita, CA 92688. This space is provided to the Company by our president on a rent free basis, and it is anticipated that this arrangement will continue for the next twelve months or until a merger target is identified, whichever occurs sooner.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation, pending or threatened, by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period ended September 30, 2015.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no trading market for our Common Stock at present and there has been no trading market since inception. We do have a trading symbol however there is no posted quote and no trades have taken place.

Holders

As of September 30, 2015, there were approximately 96 stockholders of record holding our common stock.

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

Also on November 17, 2009 5,000,000 warrants to purchase shares of our common stock were distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization. The warrants consist of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants are currently exercisable. They were originally due to expire on January 4, 2017, and on December 28, 2016,the Board of Directors voted to extend them for three years to January 4, 2020.

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

ITEM 6. SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the periods ended September 30, 2015 and 2014 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

	Sept 30, 2015	Sept 30, 2014
Statement of Operations Data
Revenues	0	0
Expenses	3,436	47,637
(Net Loss)	(3,436)	(47,637)
Loss per share
Basic & Diluted	(0.0000)	(0.004)

Balance Sheet Data
Cash	175	175

Total Assets	175	175

Liabilities	219,707	216,271

Stockholders’ Equity	(219,532)	(216,096)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the periods ended September 30, 2015 and September 30, 2014. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015 we had assets of $175 (all cash) and liabilities of $219,707 and we had an accumulated deficit of $285,877. As of September 30, 2014 we had assets of $175 (all cash) and liabilities of $216,217 and we had an accumulated deficit of $282,441. Our only expenses in 2015, and thus our entire loss, was a result of professional, general, and administrative expenses which totaled $3,436 Our only expenses in 2014 and thus our entire loss for that year, was also a result of professional, general, and administrative expenses which totaled $47,637 Our increase in liabilities from $216,271 in 2014 to $219,532 in 2015 resulted from an increase in loans. Our primary liabilities are loans from an unrelated party which total $200,065 and related party loans of 15,000 the loans are either interest-free or have a nominal interest rate (5%) and due on demand upon giving 30 days notice to the Company. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business, and we will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

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

MedBook World, Inc.’s financial statements appear at the end of this Form 10-K; they consist of:

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report (September 30, 2015). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective such that the material information required to be included in our Securities and Exchange Commission reports was not accumulated and communicated to our management, including our principal executive officer and principal financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our chief executive officer and our chief financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The current members of our board of directors are as follows:

Name of Director:	Frederick Da Silva
Age:	54
Year First Became a Director:	Member since 2014

Name of Director:	Kenneth Beam
Age:	44
Year First Became a Director:	Member since September 2016

The current executive officers of the Company are as follows:

Name of Officer:	Frederick Da Silva
Age:	54
Position:	President and CEO
Officer since:	December 2014

Name of Officer:	Kenneth Beam
Age:	44
Position:	Secretary, Treasurer, and CFO
Officer since:	September 2016

Principal Occupations During at Least the Past Five Years and  Certain Directorships

Frederick Da Silva

Mr. Da Silva holds a business diploma in Finance and Marketing, and for the last five years has been directly involved in raising investment capital for several companies in the Mining and natural resource sector, ranging from start-up companies to emerging public companies. From February 2013 to present Mr. Da Silva has been and continues to be an officer and Director of Centor Energy, Inc. and from May 2013 to February 2014 Mr. Da Silva was an officer of BrightRock Gold Corp. and from March 2014 to Present Mr. Da Silva has been President and a director of National Asset Recovery Corp.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended September 30, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended September 30, 2014, and the representations made by the reporting persons to us, we believe that during the year ended September 30, 2015, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have not complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us for the last two years.

Name and Principal Position	Fiscal Year Ended 9/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Frederick Da Silva	2015	0	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO, and Director	2014	0	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kenneth Beam CFO,	2015	0	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary, Treasurer and Director	2014	0	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Narrative Disclosure to Summary Compensation Table

During the year ended September 30, 2015 our former Chief Executive Officer received cash compensation totaling $0 for the services he provided to the Company. During the same period our Chief Financial Officer received cash compensation totaling $0 for the accounting and financial services he provided to the Company. Compensation to these individuals is expected to continue at approximately the same level during the coming year. Our officers and directors received stock as compensation for services and reimbursement for past expenses in 2009 and 2010. There are no agreements in place or contemplated at this time to provide stock compensation to our directors or officers in the future. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees at this time.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or un-exercisable options, as of the year ended September 30, 2015

Option Exercises

In fiscal 2015 and 2014, none of our Named Executive Officers exercised any options to purchase shares of our common stock.

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

Employment Contracts

We currently do have an employment contract with our officer that have been executed to the year ended September 30, 2015

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended September 30, 2015, and we have not granted any stock options since our inception.

Compensation Arrangements

As of September 30, 2015 we currently have no employment contracts with our officers that have been executed subsequent to the year ended September 30, 2014. Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 30, 2015 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officer and director of the Company as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class (%)
Frederick Da Silva 28562 Oso Parkway, Unit D, Rancho Santa Margarita, CA. 92688	Common	10,045,000	90.09%

All Persons as a Group (1 Persons)	Common	10,045,000	90.09%

1.	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

2.	Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

3.	Percentages are based on 11,150,000 shares of Common stock outstanding as of September 30, 2015.

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

In December 2014 Frederick Da Silva our current President and CEO purchased 10,045,000 Common shares of our stock from our former president and majority shareholder Daniel Masters.

There were no further reportable transactions with related persons during fiscal 2015 or 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Kenne Ruan, CPA audited the Company’s financial statements for the years ended September 30, 2015 and 2014.

The following table sets forth the aggregate fees billed to the Company by Kenne Ruan CPA for 2015 and by Kenne Ruan CPA for 2014:

	Year Ended September 30, 2015	Year Ended September 30, 2014,
Audit fees	$6,000	$5,400
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$6,000	$5,400

Audit Fees

For the fiscal year ended September 30, 2015, we were billed $6,000 in fees from our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended September 30, 2015

For the fiscal year ended September 30, 2014 we were billed $5,400 in fees from our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended September 30, 2014.

Audit-Related Fees

The aggregate fees billed for the fiscal years ended September 30, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended September 30, 2015 and 2014 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended September 30, 2015 and 2014 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

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

101.

The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL (extensible Business Reporting Language); (i) Balance Sheets at September 30, 2015 and September 30, 2014, (ii) Statement of Operations for the years ended September 30, 2015 and 2014, (iii) Statement of Changes in Stockholders’ Equity since Inception, (iv) Statement of Cash Flows for the years ended September 30, 2015 and 2014, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MedBook World, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDBOOK WORLD, INC.

Date: January 19, 2017	By:	/s/ Frederick Da Silva
Frederick Da Silva
President, Chief Executive Officer and Director

FINANCIAL STATEMENTS

i.	Report Of Independent Registered Public Accounting Firm	F-2

ii.	Balance Sheets	F-3

iii.	Statement of Operations	F-4

iv.	Statement of Changes in Stockholders’ Equity	F-5

v.	Statement of Cash Flows	F-6

vi.	Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Medbook World Inc.

We have audited the accompanying balance sheets of Medbook World Inc. as of September 30, 2015 and 2014, and the related statements of income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2015. Medbook World Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medbook World Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kenne Ruan, CPA, P.C
Woodbridge, Connecticut January 18, 2017

MEDBOOK WORLD INC.

BALANCE SHEETS

	As of	As of
	Sept. 30, 2015	Sept. 30, 2014

ASSETS
Current Assets
Cash	$175	$175
Total Assets	$175	$175

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$3,253	$600
Due to Related Party	$16,389	$15,606
Due to Unrelated Party	$200,065	$200,065
Total Current Liabilities	$219,707	$216,271

Stockholders' Deficit
Preferred stock, $.0001 par value 20,000,000 shares authorized, no shares issued or outstanding	$-	$-
Common stock, $.0001 par value 100,000,000 shares authorized, 11,150,000 shares issued and outstanding as of 9/30/2015 and 9/30/2014	$1,115	$1,115
Additional paid in capital	$65,230	$65,230
Accumulated Deficit	$(285,877)	$(282,441)

Total Shareholders' Deficit	$(219,532)	$(216,096)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$175	$175

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD INC.

STATEMENT Of OPERATIONS

	Year Ended	Year Ended
	Sept. 30, 2015	Sept. 30, 2014

Revenue	$-	$-
Total Revenue	$-	$-

General and Administrative Expenses	$2,653	$47,324
Total Operating Expenses	$2,653	$47,324
Other Expenses
Interest expense	$783	$313
Net Loss	$(3,436)	$(47,637)

Basic and Diluted Earnings
Loss per Share	(0.000)	(0.004)

Weighted Average Number of Common Shares Outstanding	11,150,000	11,150,000

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

October 1, 2013 to Sept. 30, 2015

			Additional		Total
	Common Stock		Paid-in	Loss	Stockholders
	Shares	Amount	Capital	Accumulated	Deficit

Balance, October 1, 2013	11,150,000	$1,115	$65,230	$(234,806)	$(168,459)

Net loss for year
Ended Sept. 30, 2014				$(47,637)	$(47,637)
Balance, Sept 30, 2014	11,150,000	$1,115	$65,230	$(282,441)	$(216,096)

Net loss for year
Ended Sept. 30, 2015				$(3,436)	$(3,436)
Balance, Sept 30, 2015	11,150,000	$1,115	$65,230	$(285,877)	$(219,532)

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Sept. 30, 2015	Sept. 30, 2014

Operating Activities

Net Loss	$(3,436)	$(47,637)

Adjustments to reconcile net loss to net cash used in operations	$-	$-

Increase (Decrease) in accounts payable	$2,653	$(2,600)

Interest. Expense		$-

Imputed interest	$-
Accrued interest and other Related Party Payable	$783	$606
Net Cash used in operations	$-	$(49,631)

Financing Activities

Proceeds from Related Party Loans	$-	$15,000
Repayment of Loans	$-	$-

Net cash provided by financing activities	$-	$15,000

Net increase (decrease)	$-	$(34,631)

Cash beginning of period	$175	$34,806

Cash end of period	$175	$175

Supplemental Disclosures of Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDBOOK WORLD, INC.

Notes to Financial Statements

September 30, 2015

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

d. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of September 30, 2015 and 2014, the Company had no cash equivalents.

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

The Company sustained operating losses during the years ended September 30, 2015 and 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3. GOING CONCERN

The Company sustained operating losses during the years ended September 30, 2015 and 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at November 17, 2009 and also at September, 30, 2015.

Preferred Stock: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of September, 30, 2015 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5. EARNINGS PER SHARE

The computation of earnings (loss) per share for the period ended September, 30, 2015 is as follows:

INCOME/LOSS PER COMMON SHARE, BASIC

Numerator
Net income (loss)	$(3,436)

Denominator
Weighted-average shares	11,150,000

Net loss per common share	$(0.0000)

As of September 30, 2015 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

NOTE 6. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follow:

	September 30, 2015	September 30, 2014
Provision computed at federal statutory rate	34.00%	34.00%
State tax, net of federal tax benefit	0.00%	0.00%
Valuation allowance	-34.00%	-34.00%
Effective income tax rate	0.00%	0.00%

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. The following summarizes the deferred tax assets as of September 30, 2015 and September 30, 2014:

	September 30, 2015	September 30, 2014
Net operating losses	$3,436	$47,637
Less: valuation allowance	(3,436)	(47,637)
Net deferred tax asset .

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

At September 30, 2015, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered materially uncertain. Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2015 and 2014. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

NOTE 7. RELATED PARTY TRANSACTIONS

On May 7th, 2014 the Company received advances in the amounts of $15,000 and $293 from a related party to cover customary expenses. Advances during the fiscal year ended September 30, 2015 and 2014 totaled $16,389 and 15,606 respectively, which bears a 5% interest rate and is due upon demand giving 30 days notice. This advance and interest has not been repaid in part or in whole during the fiscal year ended September 30, 2015.

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

NOTE 8. CONVERTIBLE LOAN

On July 24, 2011 the Company entered in to a convertible promissory note(s) and received advances from an unrelated party in the amount of $200,065 this note is non-interest bearing, has a conversion price of $0.01 and maybe converted only in part up to 9.99% of the issued and outstanding shares at one time, and is payable upon demand. As of September 30, 2015 no amounts have been paid to the note holder and no conversions have taken place.

NOTE 9. WARRANTS

On November 17, 2009 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. (“AP”) to the administrative creditors of AP. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants are currently exercisable. They were originally due to expire on January 4, 2017, however on December 28, 2016 the Board of Directors voted to extend them for three years to January 4, 2020.

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

NOTE 10. SUBSEQUENT EVENTS

The warrants described in Note 8 above were originally due to expire on January 4, 2017, however on December 28, 2016 the Board of Directors voted to extend the warrants for three years to January 4, 2020.

